Form 10-Q
period 1994-03-31
BELL ATLANTIC WASHINGTON DC INC
filed 1994-05-13
CIK 19719

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                              ----------------

                                  FORM 10-Q

                              ----------------


  (Mark one)
    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1994

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


                        Telephone Number (202) 392-9900

                                ----------------




THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


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

                   Bell Atlantic - Washington, D.C., Inc.


                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                STATEMENTS OF INCOME AND REINVESTED EARNINGS
                                 (Unaudited)
                           (Dollars in Thousands)

                                                    Three months ended
                                                        March 31,
                                                   --------------------
                                                     1994       1993
                                                   ---------  ---------
OPERATING REVENUES
  Local service..................................  $ 73,140   $ 69,828
  Network access.................................    28,147     31,757
  Toll service...................................     1,113        970
  Directory advertising, billing services
   and other (including $13,087 and $15,225
   from affiliates)..............................    31,732     32,675
  Provision for uncollectibles...................    (1,374)      (767)
                                                   --------   --------
                                                    132,758    134,463
                                                   --------   --------
OPERATING EXPENSES
  Employee costs, including benefits
   and taxes.....................................    38,737     39,165
  Depreciation and amortization..................    25,973     27,677
  Taxes other than income........................    11,151     10,069
  Other (including $28,343 and $24,103 to
   affiliates)...................................    38,477     37,951
                                                   --------   --------
                                                    114,338    114,862
                                                   --------   --------
NET OPERATING REVENUES...........................    18,420     19,601
                                                   --------   --------

OPERATING INCOME TAXES
  Federal........................................     3,341      3,334
  State..........................................     1,484      1,687
                                                   --------   --------
                                                      4,825      5,021
                                                   --------   --------

OPERATING INCOME.................................    13,595     14,580
                                                   --------   --------

OTHER INCOME (EXPENSE)
  Allowance for funds used during
   construction..................................       110        123
  Miscellaneous - net............................      (352)      (284)
                                                   --------   --------
                                                       (242)      (161)
                                                   --------   --------
INTEREST EXPENSE (including $68 and $37 to
 affiliate)......................................     4,693      5,150
                                                   --------   --------

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE........     8,660      9,269

EXTRAORDINARY ITEM
  Early Extinguishment of Debt,
   Net of Tax....................................       ---     (4,494)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE
  Postemployment Benefits, Net of Tax............       ---     (4,221)
                                                   --------   --------

NET INCOME.......................................  $  8,660   $    554
                                                   ========   ========

REINVESTED EARNINGS
  At beginning of period.........................  $ 33,739   $ 41,340
  Add: net income................................     8,660        554
                                                   --------   --------
                                                     42,399     41,894
  Deduct: dividends..............................     7,672      6,030
          other changes..........................        70         23
                                                   --------   --------
  At end of period...............................  $ 34,657   $ 35,841
                                                   ========   ========

                       See Notes to Financial Statements.

                   Bell Atlantic - Washington, D.C., Inc.


                               BALANCE SHEETS
                                 (Unaudited)
                           (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                   March 31, December 31,
                                                     1994       1993
                                                  ---------- ------------
CURRENT ASSETS
  Cash........................................... $    7,714 $       36
  Note from affiliate............................     11,354      6,728
  Accounts receivable:
    Customers and agents, net of allowances for
     uncollectibles of $5,613 and $5,705.........    102,980    111,122
    Affiliates...................................     19,059     16,639
    Other........................................     20,733     24,376
  Material and supplies..........................      2,293      1,979
  Prepaid expenses...............................      9,802     11,476
  Deferred income taxes..........................      3,237      2,818
  Other..........................................      4,961      4,845
                                                  ---------- ----------
                                                     182,133    180,019
                                                  ---------- ----------

PLANT, PROPERTY AND EQUIPMENT....................  1,306,892  1,305,203
  Less accumulated depreciation..................    534,907    518,432
                                                  ---------- ----------
                                                     771,985    786,771
                                                  ---------- ----------

OTHER ASSETS.....................................     32,203     31,163
                                                  ---------- ----------

TOTAL ASSETS..................................... $  986,321 $  997,953
                                                  ========== ==========




                       See Notes to Financial Statements.

                   Bell Atlantic - Washington, D.C., Inc.


                               BALANCE SHEETS
                                 (Unaudited)
                           (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                March 31,     December 31,
                                                  1994            1993
                                               -----------   ------------
CURRENT LIABILITIES
  Debt maturing within one year................   $    962   $  1,006
  Accounts payable:
   Parent and affiliates.......................     85,861     82,570
   Other.......................................     28,364     45,221
  Accrued expenses:
   Taxes.......................................      8,404      3,601
   Other.......................................     25,813     27,941
  Advance billings and customer deposits.......      8,835      8,277
                                                  --------   --------
                                                   158,239    168,616
                                                  --------   --------

LONG-TERM DEBT.................................    243,188    243,367
                                                  --------   --------

EMPLOYEE BENEFIT OBLIGATIONS...................    139,007    137,120
                                                  --------   --------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................     77,540     76,360
  Unamortized investment tax credits...........     15,683     16,350
  Other........................................     68,039     72,433
                                                  --------   --------
                                                   161,262    165,143
                                                  --------   --------
SHAREOWNER'S INVESTMENT
  Common stock, one share, without par value,
   owned by parent.............................    249,968    249,968
  Reinvested earnings..........................     34,657     33,739
                                                  --------   --------
                                                   284,625    283,707
                                                  --------   --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..   $986,321   $997,953
                                                  ========   ========




                       See Notes to Financial Statements.

                   Bell Atlantic - Washington, D.C., Inc.


                          STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                           (Dollars in Thousands)


                                                    Three months ended
                                                         March 31,
                                                    ------------------
                                                      1994      1993
                                                    --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......    $ 31,337  $ 27,834
                                                    --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to plant, property and equipment....     (11,500)  (16,731)
  Net change in note receivable from affiliate..      (4,626)    4,658
  Other, net....................................         440       727
                                                    --------  --------
Net cash used in investing activities...........     (15,686)  (11,346)
                                                    --------  --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings......................         ---    89,348
  Principal repayments of capital lease
   obligations..................................        (301)     (506)
  Early extinguishment of debt and related
   call premium.................................         ---   (95,983)
  Net change in note payable to affiliate.......         ---       223
  Dividends paid................................      (7,672)   (6,030)
  Net change in outstanding checks drawn
   on controlled disbursement accounts..........         ---      (491)
                                                    --------  --------
Net cash used in financing activities...........      (7,973)  (13,439)
                                                    --------  --------

NET CHANGE IN CASH .............................       7,678     3,049


CASH, BEGINNING OF PERIOD ......................          36        47
                                                    --------  --------

CASH, END OF PERIOD ............................    $  7,714  $  3,096
                                                    ========  ========



                       See Notes to Financial Statements.

                   Bell Atlantic - Washington, D.C., Inc.


                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

(1)  Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Washington, D.C., Inc. (formerly The Chesapeake and Potomac Telephone Company) (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1993 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(2)  Dividend

     On May 2, 1994, the Company declared and paid a dividend in the amount of $8,477,000 to Bell Atlantic Corporation (Bell Atlantic).

(3)  Restatement - First Quarter 1993

     Results of operations for the three months ended March 31, 1993 were restated in the fourth quarter of 1993 to reflect the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993.

(4)  Regulatory Matters

     The communications services of the Company are subject to regulation by the District of Columbia Public Service Commission (PSC) with respect to intrastate rates and services and other matters.

     In January 1993, the PSC adopted a regulatory reform plan for a three year trial period, effective April 1, 1993. Under the plan, the PSC adopted a banded rate of return of 100 basis points over or under the authorized return on equity. Under this banded rate of return, the Company shares 50% of the earnings over, and may file a rate case if the Company's earnings are under. Rates for basic residential services remain frozen at the level set in 1992. Under the plan, the Company also applied for and received pricing flexibility for several competitive services, including Centrex, High Speed Private Line Services, Digital Data Services, Paging Services, Speed Calling, Repeat Call, Home Intercom and Home Intercom Extra. The Company can request a change in rates by filing a 14 day filing application with the PSC.

     In December 1993, the PSC issued its Opinion and Order approving a $15,800,000 rate increase, effective January 1, 1994. In this Order, the PSC approved an authorized return on equity of 11.45% resulting in a banded return of 10.45% to 12.45% for monitoring purposes in the Company's regulatory reform plan. The PSC increased rates for public telephone service, increased the message unit rate for business customers and increased certain other business and residential rates to cover the increased revenue requirement.

     On April 22, 1994, the Company filed an appeal with the District of Columbia Court on two issues related to the Order, (i) the PSC's use of an inappropriate capital structure for ratemaking and (ii) the PSC's departure from the Federal Communications Commission's Uniform System of Accounts for accounting purposes.

                   Bell Atlantic - Washington, D.C., Inc.


     On May 5, 1994, the PSC issued a Show Cause Order on the overcollection of the Subscriber Plant Factor surcharge revenues in 1993. The PSC requires the Company to show cause why it should not refund to its customers $2,300,000, plus interest, as a result of this overcollection. Comments by the parties are due June 6, 1994, with reply comments to be filed on June 13, 1994.

                   Bell Atlantic - Washington, D.C., Inc.


                           SELECTED OPERATING DATA
                                 (Unaudited)
                               (In Thousands)



                                                      At March 31,
                                                    ----------------
                                                    1994        1993
                                                    ----        ----

    Network Access Lines in Service:

        Residence..........................          283         281
        Business...........................          555         561
        Public.............................           10          11
                                                     ---         ---
                                                     848         853
                                                     ===         ===


                                                 Three months ended
                                                      March 31,
                                                --------------------
                                                  1994        1993
                                                --------    --------
 Carrier Access Minutes of Use:

   Interstate ..............................     659,099     630,110
                                                 =======     =======



                                                  Three months ended
                                                       March 31,
                                                 --------------------
                                                   1994        1993
                                                 --------    --------
 Toll Messages:

   Message Telecommunication Services ......       1,016         911
                                                   =====       =====


                   Bell Atlantic - Washington, D.C., Inc.


Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

  This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS

  Net income for the quarter ended March 31, 1994 increased $8,106,000 from the corresponding period last year. Results for the first quarter of 1993 reflect an after-tax charge of $4,221,000 for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" and a $4,494,000 extraordinary charge, net of tax, for the early extinguishment of debt.

OPERATING REVENUES

  Operating revenues decreased $1,705,000 or 1.3% for the first quarter of 1994 from the corresponding period last year. The decrease in total operating revenues was comprised of the following:


                                               Increase/(Decrease)
                                             (Dollars In Thousands)
                                             ----------------------

  Local service.............................         $ 3,312
  Network access............................          (3,610)
  Toll service..............................             143
  Directory advertising, billing services
    and other...............................            (943)
  Less:  Provision for uncollectibles.......             607
                                                     -------
                                                     $(1,705)
                                                     =======

  Local service revenues are earned from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $3,312,000 or 4.7% for the first quarter of 1994. This increase was principally due to an increase in rates, effective January 1, 1994, for basic business service and Custom Calling features (see Note 4 of Notes to Financial Statements). Also contributing to this increase was higher demand for value-added central office services such as Custom Calling and Caller ID. Access lines in service at March 31, 1994 were substantially unchanged from March 31, 1993 (see Selected Operating Data on page 7).

  Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing interstate long-distance services to IXCs' customers and from end-user subscribers. Switched access revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by customers who have private lines, and end-user access revenues are earned from local exchange carrier customers who pay for access to the network.

  Network access revenues decreased $3,610,000 or 11.4% in the first quarter of 1994 due to the effect of an interstate rate reduction filed by the Company with the Federal Communications Commission (FCC), which became effective on July 2, 1993. This decrease was partly offset by a 4.6% growth in access minutes of use due to the effect of a recovering economy and inclement weather in the region (see Selected Operating Data on page 7), and lower support payments to the National Exchange Carrier Association (NECA) interstate common line pool. In its April 1, 1994 tariff filing, the Company filed revised rates which will become effective July 1, 1994, subject to FCC approval.

  Toll service revenues are earned from interexchange usage services such as Message Telecommunication Services. Toll service revenues increased $143,000 or 14.7% in the first quarter of 1994. Toll message volumes, which were partially storm-driven, were 11.5% higher than the first quarter of 1993 (see Selected Operating Data on page 7).

                   Bell Atlantic - Washington, D.C., Inc.


  Directory advertising, billing services and other revenues include revenues earned from directory advertising, billing and collection services provided to IXCs and others, premises services such as inside wire installation and maintenance services, rent of Company facilities by affiliates and non-affiliates, and certain nonregulated enhanced network services.

  Directory advertising, billing services and other revenues decreased $943,000 or 2.9% for the first quarter of 1994. This decrease was primarily due to lower facilities rental revenue received from affiliated companies due to adjustments recorded in the first quarter of 1993. This decrease was partially offset by increased demand for voice messaging services such as Answer Call, and increased revenue from contracts with the federal government for inside wire installation. Directory advertising revenues were substantially unchanged from the first quarter of 1993.

  The provision for uncollectibles, expressed as a percentage of total operating revenues, was 1.0% for the first quarter of 1994 and .6% for the same period last year. The increase in the provision reflects unfavorable collection experience.

OPERATING EXPENSES

  Operating expenses decreased $524,000 or .5% for the first quarter of 1994 from the corresponding period last year. The decrease in total operating expenses was comprised of the following:


                                            Increase/(Decrease)
                                           (Dollars In Thousands)
                                           ----------------------
  Employee costs ........................           $  (428)
  Depreciation and amortization .........            (1,704)
  Taxes other than income ...............             1,082
  Other .................................               526
                                                    -------
                                                    $  (524)
                                                    =======


  Employee costs consist of salaries, wages and other employee compensation, employee benefits, and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses. Employee costs decreased $428,000 or 1.1% in the first quarter of 1994, primarily due to a reduction in workforce and lower performance award expense. This decrease was partially offset by salary and wage increases and the effect of winter storms on repair and maintenance activity.

  The Company continues to evaluate ways to streamline and restructure its operations and reduce its workforce requirements in an effort to improve its cost structure.

  Depreciation and amortization expense decreased $1,704,000 or 6.2% in the first quarter of 1994. This decrease was principally due to lower depreciation expense resulting from a reduction in the level of depreciable plant.

  Taxes other than income increased $1,082,000 or 10.7% in the first quarter of 1994 due in part to additional property taxes assessed in the first quarter of 1994.

  Other operating expenses consist primarily of contracted services, including centralized service expenses allocated from NSI, rent, network software costs, and other general and administrative expenses. Other operating expenses increased $526,000 or 1.4% in the first quarter of 1994, primarily reflecting higher costs for contracted services as a result of higher employee costs and taxes allocated from NSI. This increase was offset in part by decreases in material and directory costs.

                   Bell Atlantic - Washington, D.C., Inc.


OPERATING INCOME TAXES

  The provision for income taxes decreased $196,000 or 3.9% in the first quarter of 1994. The Company's effective income tax rate was 35.1% for the first quarter of 1994, compared to 35.7% in the first quarter of 1993. The decrease in the effective tax rate was principally the result of a decrease in state income taxes resulting from lower pretax income, partially offset by the effect of federal tax legislation enacted in the third quarter of 1993, which increased the federal corporate tax rate from 34% to 35%.

INTEREST EXPENSE

  Interest expense decreased $457,000 or 8.9% in the first quarter of 1994, principally due to the effect of long-term debt refinancings in 1993.

COMPETITIVE ENVIRONMENT

  The communications industry is currently undergoing fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are driven by a number of factors, including the accelerated pace of technological innovation, the convergence of telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which many traditional regulatory barriers are being lowered and competition permitted or encouraged.

  Communications services and equipment and the number of competitors offering such services are continuing to expand. The Company's telecommunications business is currently subject to competition from numerous sources, including competitive access providers for network access services and competing cellular telephone companies. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. Other potential sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of partially or completely bypassing the Company's local network.

  The entry of well-financed competitors, such as large long-distance carriers and other local exchange service competitors, has the potential to adversely affect multiple revenue streams of the Company including local exchange, local access, and long-distance services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend on competitors' success in marketing these services, and the conditions of interconnection established by regulators. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

  The Company continues to focus its efforts on becoming more competitive and seeking growth opportunities. The Company's responses to competitive challenges include an increased emphasis on meeting customer requirements through the rapid introduction of new products and services, the delivery of increased customer value, and the development of customer loyalty programs. In addition, the Company continues to strive for increased pricing flexibility through efforts to reprice and repackage existing competitive services, reduce its cost structure and workforce through consolidation, re-engineering and streamlining initiatives, and to achieve an improved regulatory and legislative environment. Other important competitive responses including the development of broadband networks, will improve the Company's ability to take advantage of the growth opportunities created by technological advances and the convergence of the communications, information services and entertainment industries.

REGULATORY ENVIRONMENT

  Federal Regulation
  ------------------

  Recent FCC regulatory rulings have sought to expand competition for special and switched access services. Effective February 1994, the FCC ordered local exchange

                   Bell Atlantic - Washington, D.C., Inc.


carriers, including the Company, to allow competing carriers to interconnect to the local exchange network for the purpose of providing switched access transport services. The terms and conditions of this ruling are similar to those for special access collocation ordered during 1992. The principal goal of the FCC's collocation rulings is to encourage competition for these services. The FCC also granted additional, but limited, pricing flexibility for these services so that the local exchange carriers can better respond to the competition that will result. The Company does not expect the net revenue impact of special access collocation to be material. Revenue losses from switched access collocation, however, may be larger than from special access collocation. Bell Atlantic and certain other parties have appealed both the special and switched access collocation orders. Appeals of the switched access collocation order have been stayed pending a decision on the appeal of the special access collocation order. Bell Atlantic expects the appeal on the special access collocation order to be decided in 1994.

  In February 1994, the FCC initiated a rulemaking proceeding to determine the effectiveness of the price cap rules and decide what changes, if any, should be made to those rules. Under proposed rulemaking, the FCC identified for examination three broad sets of issues including those related to the basic goals of price regulation, the operation of price caps and the transition of local exchange services to a fully competitive market. This rulemaking is expected to be concluded by the end of 1994. Any changes to the current price cap plan are expected to be effective January 1, 1995 or shortly thereafter. At this time, the Company cannot estimate the financial impact, if any, that would result if the FCC revised its current price cap rules.

  State Regulation
  ----------------

  The communications services of the Company are subject to regulation by the District of Columbia Public Service Commission (PSC) with respect to intrastate rates and services and other matters.

  For a complete discussion of state regulatory matters, see Note 4 of Notes to Financial Statements.

REGULATORY ACCOUNTING

  The Company conducts ongoing evaluations of its accounting practices, many of which have been prescribed by regulators. These evaluations include the assessment of whether costs that have been deferred as a result of actions of regulators and the cost of the Company's telephone plant will be recoverable in the future. In the event recoverability of costs becomes unlikely due to changes in cost-based regulation to another form of regulation, decisions by the Company to accelerate deployment of new technology, or increasing levels of competition, the Company may no longer apply the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). The discontinued application of Statement No. 71 would require the Company to write off its regulatory assets and liabilities and may require the Company to adjust the carrying amount of its telephone plant should it determine that such amount is not recoverable. The Company believes that it continues to meet the criteria for continued financial reporting under Statement No. 71. A determination in the future that such criteria are no longer met may result in a significant one-time, non-cash, extraordinary charge, if the Company determines that a substantial portion of the carrying value of its telephone plant may not be recoverable.

OTHER MATTERS

  Environmental Issues
  --------------------

  The Company is subject to a number of environmental matters as a result of its operations and shared liability provisions in the Plan of Reorganization, related to the Modification of Final Judgment. Certain of these environmental matters relate to Superfund sites for which the Company has been designated as a potentially responsible

                   Bell Atlantic - Washington, D.C., Inc.


party by the U.S. Environmental Protection Agency. Designation as a potentially responsible party subjects the named company to potential liability for costs relating to cleanup of the affected sites. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

  The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any potential liability would not have a material effect on the Company's financial condition or results of operations.

FINANCIAL CONDITION

  Management believes that the Company has adequate internal and external resources available to meet ongoing requirements, including network expansion and modernization, and payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds, although additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

  The Company's debt ratio was 46.2% at March 31, 1994, compared to 46.3% at December 31, 1993 and 45.5% at March 31, 1993.

  As of March 31, 1994, the Company had $60,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

                   Bell Atlantic - Washington, D.C., Inc.


                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

            For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corporation (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


Item 6.  Exhibits and Reports on Form 8-K


            (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1994.

                   Bell Atlantic - Washington, D.C., Inc.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 BELL ATLANTIC - WASHINGTON, D.C., INC.



Date:  May 12, 1994              By  /s/ Sheila D. Shears
                                    --------------------------------------
                                         Sheila D. Shears
                                         Controller



      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 9, 1994.