Form 10-Q
period 1994-06-30
BELL ATLANTIC WASHINGTON DC INC
filed 1994-08-15
CIK 19719

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ----------------

                                   FORM 10-Q

                                ----------------


     (Mark one)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1994

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
                             (Dollars in Thousands)

                                      Three months ended     Six months ended
                                           June 30,              June 30,
                                     --------------------  --------------------
                                       1994       1993       1994       1993
                                     ---------  ---------  ---------  ---------
OPERATING REVENUES
  Local service....................  $ 75,614   $ 71,200   $148,754   $141,028
  Network access...................    28,685     31,564     56,832     63,321
  Toll service.....................     1,168        943      2,281      1,913
  Directory advertising, billing
   services and other (including
   $13,994, $13,488, $27,081 and
   $28,713 from affiliates)........    31,285     34,175     63,017     66,850
  Provision for uncollectibles.....    (1,086)    (1,202)    (2,460)    (1,969)
                                     --------   --------   --------   --------
                                      135,666    136,680    268,424    271,143
                                     --------   --------   --------   --------
OPERATING EXPENSES
  Employee costs, including
   benefits and taxes..............    38,475     41,160     77,212     80,325
  Depreciation and amortization....    26,115     27,054     52,088     54,731
  Taxes other than income..........    10,749     10,504     21,900     20,573
  Other (including $27,481,
   $28,511, $55,824 and $52,614
   to affiliates)..................    39,179     40,223     77,656     78,174
                                     --------   --------   --------   --------
                                      114,518    118,941    228,856    233,803
                                     --------   --------   --------   --------

NET OPERATING REVENUES.............    21,148     17,739     39,568     37,340
                                     --------   --------   --------   --------

OPERATING INCOME TAXES
  Federal..........................     4,211      2,806      7,552      6,140
  State............................     1,763      1,614      3,247      3,301
                                     --------   --------   --------   --------
                                        5,974      4,420     10,799      9,441
                                     --------   --------   --------   --------

OPERATING INCOME...................    15,174     13,319     28,769     27,899
                                     --------   --------   --------   --------

OTHER INCOME (EXPENSE)
  Allowance for funds used
   during construction.............       131        220        241        343
  Miscellaneous - net (including
   $107, $4, $126 and $152 from
   affiliate)......................      (224)      (198)      (576)      (482)
                                     --------   --------   --------   --------
                                          (93)        22       (335)      (139)
                                     --------   --------   --------   --------
INTEREST EXPENSE (including $5,
 $54, $73 and $91 to affiliate)....     4,657      4,770      9,350      9,920
                                     --------   --------   --------   --------

INCOME BEFORE EXTRAORDINARY ITEM
 AND CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE...........    10,424      8,571     19,084     17,840

EXTRAORDINARY ITEM
  Early Extinguishment of Debt,
   Net of Tax......................       ---        ---        ---     (4,494)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE
  Postemployment Benefits, Net of
   Tax.............................       ---        ---        ---     (4,221)
                                     --------   --------   --------   --------

NET INCOME.........................  $ 10,424   $  8,571   $ 19,084   $  9,125
                                     ========   ========   ========   ========

                                  (Continued)

                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                                  (Unaudited)
                             (Dollars in Thousands)


                            Three months ended   Six months ended
                                 June 30,            June 30,
                            ------------------  ------------------
                              1994      1993      1994      1993
                            --------  --------  --------  --------

REINVESTED EARNINGS
  At beginning of period..   $34,657   $35,841   $33,739   $41,340
  Add: net income.........    10,424     8,571    19,084     9,125
                             -------   -------   -------   -------
                              45,081    44,412    52,823    50,465
  Deduct: dividends.......     8,477     4,259    16,149    10,289
          other changes...        30       ---       100        23
                             -------   -------   -------   -------
  At end of period........   $36,574   $40,153   $36,574   $40,153
                             =======   =======   =======   =======




                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.


                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                    June 30,     December 31,
                                                      1994          1993
                                                   ----------  --------------
CURRENT ASSETS
  Cash...........................................  $      ---  $       36
  Note Receivable from affiliate.................      11,128       6,728
  Accounts receivable:
    Customers and agents, net of allowances for
     uncollectibles of $5,800 and $5,705.........     114,849     111,122
    Affiliates...................................      22,277      16,639
    Other........................................      21,381      24,376
  Material and supplies..........................       2,715       1,979
  Prepaid expenses...............................      15,266      11,476
  Deferred income taxes..........................       3,222       2,818
  Other..........................................       1,187       4,845
                                                   ----------  ----------
                                                      192,025     180,019
                                                   ----------  ----------

PLANT, PROPERTY AND EQUIPMENT....................   1,323,796   1,305,203
  Less accumulated depreciation..................     553,772     518,432
                                                   ----------  ----------
                                                      770,024     786,771
                                                   ----------  ----------

OTHER ASSETS.....................................      30,438      31,163
                                                   ----------  ----------

TOTAL ASSETS.....................................  $  992,487  $  997,953
                                                   ==========  ==========




                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.


                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                   June 30,      December 31,
                                                     1994            1993
                                                 ------------    ------------
CURRENT LIABILITIES
  Debt maturing within one year................  $        988    $      1,006
  Accounts payable:
   Parent and affiliates.......................        86,199          82,570
   Other.......................................        27,999          45,221
  Accrued expenses:
   Taxes.......................................        10,050           3,601
   Other.......................................        26,626          27,941
  Advance billings and customer deposits.......        11,602           8,277
                                                 ------------    ------------
                                                      163,464         168,616
                                                 ------------    ------------

LONG-TERM DEBT.................................       242,933         243,367
                                                 ------------    ------------

EMPLOYEE BENEFIT OBLIGATIONS...................       140,725         137,120
                                                 ------------    ------------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................        76,022          76,360
  Unamortized investment tax credits...........        15,016          16,350
  Other........................................        67,785          72,433
                                                 ------------    ------------
                                                      158,823         165,143
                                                 ------------    ------------
SHAREOWNER'S INVESTMENT
  Common stock, one share, without par value,
   owned by parent.............................       249,968         249,968
  Reinvested earnings..........................        36,574          33,739
                                                 ------------    ------------
                                                      286,542         283,707
                                                 ------------    ------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..  $    992,487    $    997,953
                                                 ============    ============

                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.


                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)



                                                       Six Months Ended
                                                           June 30,
                                                    ----------------------
                                                       1994          1993
                                                    --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ........  $ 56,169      $ 59,086
                                                    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to plant, property and equipment......   (36,964)      (47,612)
  Net change in note receivable from affiliate....    (4,400)        4,658
  Other, net......................................     1,869           669
                                                    --------      --------
Net cash used in investing activities.............   (39,495)      (42,285)
                                                    --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings........................       ---        89,648
  Principal repayments of borrowings and capital
   lease obligations..............................      (561)       (1,027)
  Early extinguishment of debt and related
   call premium...................................       ---       (96,134)
  Net change in note payable to affiliate.........       ---         3,834
  Dividends paid..................................   (16,149)      (10,289)
  Net change in outstanding checks drawn
   on controlled disbursement accounts............       ---           (90)
                                                    --------      --------
Net cash used in financing activities.............   (16,710)      (14,058)
                                                    --------      --------


NET CHANGE IN CASH ...............................       (36)        2,743


CASH, BEGINNING OF PERIOD ........................        36            47
                                                    --------      --------


CASH, END OF PERIOD ..............................  $    ---      $  2,790
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

(2) Dividend

  On August 1, 1994, the Company declared and paid a dividend in the amount of $10,168,000 to Bell Atlantic Corporation.

(3) Regulatory Matters

  The communications services of the Company are subject to regulation by the District of Columbia Public Service Commission (PSC) with respect to intrastate rates and services and other matters.

  In January 1993, the PSC adopted a regulatory reform plan for a three year trial period, effective April 1, 1993. Under the plan, the PSC adopted a banded rate of return of 100 basis points over or under the authorized return on equity. Under this banded rate of return, the Company shares 50% of the earnings over, and may file a rate case if the Company's earnings are under. Rates for basic residential services remain frozen at the level set in 1992. Under the plan, the Company also applied for and received pricing flexibility for several competitive services, including Centrex, High Speed Private Line Services, Digital Data Services, Paging Services, Speed Calling, Repeat Call, Home Intercom and Home Intercom Extra. The Company can request a change in rates by filing a 14 day filing application with the PSC. Such applications have been filed to offer DSI Service Non-Recurring Charge Waiver and Service Guarantee, and Centrex CustoPAK/SM/.

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

  On May 5, 1994, the PSC issued a Show Cause Order on the overcollection of the Subscriber Plant Factor surcharge revenues in 1993. The PSC requires the Company to show cause why it should not refund to its customers $2,300,000, plus interest, as a result of this overcollection. Initial comments and reply comments were filed in June 1994. The PSC has directed the parties to file supplemental comments to address certain issues. Initial supplemental comments were filed on July 27, 1994 and reply comments were filed on August 5, 1994.

                    Bell Atlantic - Washington, D.C., Inc.


(4) Subsequent Events

  Discontinued Application of Statement No. 71
  --------------------------------------------

  The Company has historically accounted for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). Under Statement No. 71, as a result of actions of regulators, the Company has depreciated telephone plant using lives prescribed by regulators and deferred certain costs or recognized certain liabilities (regulatory assets and liabilities).

  On August 15, 1994, the Company's parent, Bell Atlantic Corporation (Bell Atlantic), announced that it has determined that it is no longer eligible for continued application of the accounting required by Statement No. 71. The Company believes that the convergence of competition, technological change (including the Company's recent technology deployment plans), recent and potential regulatory, legislative and judicial actions and other factors will create fully open and competitive markets. In such markets, the Company believes it can no longer be assured that prices can be maintained at levels that will recover the net carrying amount of existing telephone plant and equipment, which has been depreciated over relatively long regulator-prescribed lives. In addition, changes from cost-based regulation to a form of incentive regulation contributed to the determination that the continued application of Statement No. 71 is inappropriate.

  The discontinued application of Statement No. 71 requires the Company, for financial reporting purposes, to eliminate its regulatory assets and liabilities and adjust the carrying amount of its telephone plant to the extent that it determines that such amounts either are overstated as a result of the regulatory process, or are not recoverable. Accordingly, as of August 1, 1994, the Company will recognize a non-cash, after-tax extraordinary charge of approximately $75 million to adjust the net carrying amount of telephone plant and equipment and eliminate net regulatory liabilities. The adjustment to the net carrying amount of telephone plant and equipment will increase the reserve for accumulated depreciation by approximately $138 million. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71.

  As of August 1, 1994, for financial reporting purposes, the Company will utilize estimated asset lives for certain categories of plant and equipment that are shorter than those currently approved by regulators. The shorter estimated asset lives result from the Company's current expectations as to the revenue-producing lives of the assets. A comparison of the current regulator-approved asset lives and the associated shorter estimated asset lives for the most significantly impacted categories of plant and equipment follows:

                              Average Lives (in years)
                           -------------------------------
                           Regulator-Approved   Estimated
                              Asset Lives      Asset Lives
                           ------------------  -----------

        Digital Switch              17                12
        Digital Circuit             13                 9
        Conduit                     55                50
        Copper Cable             22 - 29           14 - 15
        Fiber Cable              27 - 30           20 - 25


  Employee Benefits
  -----------------

  On August 15, 1994, Bell Atlantic also announced that it will record a charge in the third quarter of 1994, as required by Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112), to recognize the benefit costs for the separation of employees who are entitled to benefits under its preexisting separation pay plans. The charge, which was actuarially determined, represents benefits earned to date by employees who are expected to receive separation payments in the future, including those who will be separated through 1997 as a result of the recently announced workforce reduction initiative. These workforce

                    Bell Atlantic - Washington, D.C., Inc.



reductions will be made possible by improved provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups. The Company will record a pretax charge of between $7 million and $10 million to recognize its share of the benefit costs under the separation pay plans.

(5) Restatement of 1993 Financial Statements

  Results of operations for the six months ended June 30, 1993 were restated in the fourth quarter of 1993 to reflect the cumulative effect of the adoption of Statement No. 112, effective January 1, 1993.

(6) Reclassifications - Statements of Cash Flows

  Certain amounts included in Net Cash Provided by Operating Activities and Cash Flows from Investing Activities in the Statement of Cash Flows for the six months ended June 30, 1993 have been reclassified to conform to the current year's classifications.

                    Bell Atlantic - Washington, D.C., Inc.


                            SELECTED OPERATING DATA
                                  (Unaudited)
                                (In Thousands)

                                                        At June 30,
                                                 -------------------------
                                                    1994           1993
                                                 ----------     ----------

Network Access Lines in Service:

    Residence..................................         280            279
    Business...................................         562            558
    Public.....................................          10             10
                                                      -----          -----
                                                        852            847
                                                      =====          =====


                                                      Six Months Ended
                                                           June 30,
                                                  ------------------------
                                                    1994           1993
                                                  ---------      ---------
   Carrier Access Minutes of Use:

      Interstate ..............................   1,359,161      1,313,957
                                                  =========      =========


                                                      Six Months Ended
                                                            June 30,
                                                  ------------------------
                                                    1994           1993
                                                  ---------      ---------
[S]                                               [C]            [C]
   Toll Messages:

      Message Telecommunication Services ......       2,059          1,886
                                                      =====          =====

                    Bell Atlantic - Washington, D.C., Inc.


Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

  This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS

  Net income for the six months ended June 30, 1994 increased $9,959,000 from the corresponding period last year. Results for the first six months of 1993 reflect an after-tax charge of $4,221,000 for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" and a $4,494,000 extraordinary charge, net of tax, for the early extinguishment of debt.

OPERATING REVENUES

  Operating revenues for the six months ended June 30, 1994 decreased $2,719,000 or 1.0% from the corresponding period last year. The decrease in total operating revenues was comprised of the following:

                                               Increase/(Decrease)
                                             (Dollars in Thousands)
                                             -----------------------

  Local service............................         $ 7,726
  Network access...........................          (6,489)
  Toll service.............................             368
  Directory advertising, billing services
    and other..............................          (3,833)
  Less:  Provision for uncollectibles......             491
                                                    -------
                                                    $(2,719)
                                                    =======

  Local service revenues are earned from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $7,726,000 or 5.5%, compared to the same period in 1993. This increase was principally due to an increase in rates, effective January 1, 1994, for basic business service and Custom Calling features (see Note 3 to the Financial Statements). Also contributing to this increase was higher demand for value-added central office services such as Custom Calling and Caller ID. Access lines in service at June 30, 1994 were substantially unchanged from June 30, 1993 (see Selected Operating Data on page 9).

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

  Network access revenues decreased $6,489,000 or 10.2%, compared to the same period in 1993. This decrease was mainly due to the effect of an interstate rate reduction filed by the Company with the Federal Communications Commission (FCC), which became effective on July 2, 1993 and lower revenues recognized through an interstate revenue sharing arrangement with affiliated companies. In addition, special access revenues decreased principally due to competitive pressures. These revenue decreases were partially offset by growth in customer demand as reflected by growth in access minutes of use, which increased 3.4% during the first six months of 1994 mainly due to the effects of a recovering economy and inclement weather conditions in the region during the first quarter of 1994 (see Selected Operating Data on page 9). Lower support payments to the National Exchange Carrier Association (NECA) interstate common line pool further offset these decreases. In its April 1, 1994 tariff filing, the Company filed revised rates with the FCC, which became effective July 1, 1994. These rates, net of lower support obligations to the NECA interstate common line pool, are expected to further reduce current levels of interstate access revenues.

       Toll service revenues are earned from interexchange usage services such as Message Telecommunication Services (MTS). Toll service revenues increased $368,000 or 19.2%,

                    Bell Atlantic - Washington, D.C., Inc.


compared to the same period in 1993. Toll message volumes were 9.2% higher compared to the first six months of 1993 (see Selected Operating Data on page 9) due to the effects of a recovering economy and harsh weather conditions during the first quarter of 1994. Revenues were further impacted by the elimination, in the fourth quarter of 1993, of certain payments to an IXC for the operation of relay services.

  Directory advertising, billing services and other revenues include revenues earned from directory advertising, billing and collection services provided to IXCs and others, premises services such as inside wire installation and maintenance services, rent of Company facilities by affiliates and non-affiliates, and certain nonregulated enhanced network services.

  Directory advertising, billing services and other revenues decreased $3,833,000 or 5.7%, compared to the same period in 1993. This decrease was primarily due to lower customer premises revenues resulting from the effect of favorable billing adjustments recorded in 1993 and lower facilities rental revenue from affiliates. This decrease was partially offset by increased demand for voice messaging services, primarily Answer Call.

  The provision for uncollectibles, expressed as a percentage of total operating revenues, was .9% for the first six months of 1994 and .7% for the same period last year.

OPERATING EXPENSES

  Operating expenses for the six months ended June 30, 1994 decreased $4,947,000 or 2.1% from the corresponding period last year. The decrease in total operating expenses was comprised of the following:

                                               Increase/(Decrease)
                                             (Dollars In Thousands)
                                             ----------------------

  Employee costs ..........................         $(3,113)
  Depreciation and amortization ...........          (2,643)
  Taxes other than income .................           1,327
  Other ...................................            (518)
                                                    -------
                                                    $(4,947)
                                                    =======

  Employee costs consist of salaries, wages and other employee compensation, employee benefits, and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses. Employee costs decreased $3,113,000 or 3.9% compared to the same period in 1993 primarily due to a reduction in workforce, the effect of employee cost accruals recorded in 1993, and lower performance award expense. This decrease was partially offset by salary and wage increases and increased overtime. Higher repair and maintenance activity experienced in the first quarter of 1994 caused by unusually severe winter storm conditions throughout the region contributed to the increase in employee costs.

  On August 15, 1994, the Company's parent, Bell Atlantic Corporation, announced that it will record a charge in the third quarter of 1994, as required by Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," to recognize the benefit costs for the separation of employees who are entitled to benefits under its preexisting separation pay plans. The charge, which was actuarially determined, represents benefits earned to date by employees who are expected to receive separation payments in the future, including those who will be separated through 1997 as a result of the recently announced workforce reduction initiative. These workforce reductions will be made possible by improved provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups. The Company will record a pretax charge of between $7 million and $10 million to recognize its share of the benefit costs under the separation pay plans. Costs of enhancing systems and consolidating work activities will be charged to expense as incurred.

  Depreciation and amortization expense decreased $2,643,000 or 4.8%, compared to the same period in 1993. This decrease was principally due to lower depreciation expense resulting from a reduction in the level of depreciable plant.

                    Bell Atlantic - Washington, D.C., Inc.


  Taxes other than income increased $1,327,000 or 6.5%, compared to the same period in 1993. The increase was due in part to additional property taxes assessed in 1994, increases in gross receipts tax due to higher operating revenues, and the effect of a one-time accrual recorded in 1993 for use tax.

  Other operating expenses consist primarily of contracted services, including centralized service expenses allocated from NSI, rent, network software costs, and other general and administrative expenses. Other operating expenses decreased $518,000 or .7%, compared to the same period in 1993, primarily reflecting the effect of one-time accruals recorded in 1993 and lower directory costs. These decreases were substantially offset by higher costs allocated from NSI primarily as a result of higher employee costs, contracted services, and employee-related expenses incurred in that organization.

OPERATING INCOME TAXES

  The provision for income taxes increased $1,358,000 or 14.4%, compared to the same period in 1993. The Company's effective income tax rate was 35.8% for the first six months of 1994, compared to 32.7% in the same period in 1993. The increase in the effective tax rate was principally the result of federal tax legislation enacted in the third quarter of 1993, which increased the federal corporate tax rate from 34% to 35% and a reduction in investment tax credit amortization.

INTEREST EXPENSE

  Interest expense decreased $570,000 or 5.7%, compared to the same period in 1993, principally due to the effect of long-term debt refinancings in 1993.

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

  The entry of well-financed competitors, such as large long-distance carriers and other local exchange service competitors, has the potential to adversely affect multiple revenue streams of the Company, including local exchange, local access, and long-distance services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend on the competitors' success in marketing these services, and the conditions of interconnection established by regulators. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

  The Company continues to focus its efforts on becoming more competitive and seeking growth opportunities. The Company's responses to competitive challenges include an increased emphasis on meeting customer requirements through the rapid introduction of new products and services, the delivery of increased customer value, and the development of customer loyalty programs. In addition, the Company continues to strive for increased pricing flexibility through efforts to reprice and repackage existing competitive services, to reduce its cost structure and workforce through consolidation, re-engineering and streamlining initiatives, and to achieve an improved regulatory and legislative environment. Other important competitive responses, including the development of broadband networks, will improve the Company's ability to take advantage

                    Bell Atlantic - Washington, D.C., Inc.


of the growth opportunities created by technological advances and the convergence of the communications, information services and entertainment industries.

  On May 19, 1994, Bell Atlantic Corporation announced the specifics underlying its full service network deployment program to make broadband, interactive, multimedia services available to up to 8.5 million homes throughout the Bell Atlantic region by the end of the year 2000. The Company will use a variety of technologies, on a market by market basis, depending on customer demand and cost considerations.

REGULATORY ENVIRONMENT

  Federal Regulation
  ------------------

  Recent FCC regulatory rulings have sought to expand competition for special and switched access services. Effective February 1994, the FCC ordered local exchange carriers (LECs), including the Company, to allow competing carriers to interconnect to the local exchange network for the purpose of providing switched access transport services. The terms and conditions of this ruling are similar to those for special access collocation ordered during 1992. The principal goal of the FCC's collocation rulings is to encourage competition for these services. The FCC also granted additional, but limited, pricing flexibility for these services so that the LECs can better respond to the competition that will result. The Company does not expect the net revenue impact of special access collocation to be material. Revenue losses from switched access collocation, however, are expected to be larger than from special access collocation. Bell Atlantic and certain other parties appealed both the special and switched access collocation orders. In June 1994, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FCC's special access collocation order insofar as it required physical collocation and remanded for further proceedings in which the FCC could consider whether, and to what extent, virtual collocation should be imposed. In July 1994, the FCC voted to require LECs to offer competitors virtual collocation, with the LECs having the option to offer physical collocation. Tariffs for virtual collocation for special access are required to be filed on September 1, 1994 and will become effective on December 15, 1994. The appeal of the switched access collocation order is being held in abeyance. The FCC has informed the U.S. Court of Appeals that it will not further litigate the June 1994 special access decision.

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

  For a complete discussion of state regulatory matters, see Note 3 to the Financial Statements.

OTHER MATTERS

  Subsequent Event - Discontinued Application of Statement No. 71
  ---------------------------------------------------------------

  On August 15, 1994, the Company's parent, Bell Atlantic Corporation, announced that it has determined that it is no longer eligible for continued application of the accounting required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No.
71). The discontinued application of Statement No. 71 requires the Company, for financial reporting purposes, to eliminate its regulatory assets and liabilities and adjust the carrying amount of its telephone plant to the extent that it determines that such amounts either are overstated

                    Bell Atlantic - Washington, D.C., Inc.


as a result of the regulatory process, or are not recoverable. Accordingly, as of August 1, 1994, the Company will recognize a non-cash, after-tax extraordinary charge of approximately $75 million to adjust the net carrying amount of telephone plant and equipment and eliminate net regulatory liabilities. The adjustment to the net carrying amount of telephone plant and equipment will increase the reserve for accumulated depreciation by approximately $138 million. The Company expects to report a loss for the third quarter and year as a result of the extraordinary charge for the discontinued application of Statement No. 71.

  As of August 1, 1994, for financial reporting purposes, the Company will utilize estimated asset lives for certain categories of plant and equipment that are shorter than those currently approved by regulators (see Note 4 to the Financial Statements). It is expected that the use of the shorter asset lives when applied to the reduced net asset base will not significantly impact depreciation expense for financial reporting purposes for the remainder of 1994. The ongoing impact on operating expense resulting from the elimination of the amortization of net regulatory liabilities is not expected to be significant in future periods. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71.

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

FINANCIAL CONDITION

  Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization, and payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds, although additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

  The Company's debt ratio was 46.0% at June 30, 1994, compared to 46.3% at December 31, 1993.

  As of June 30, 1994, the Company had $60,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

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


    (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1994.

                    Bell Atlantic - Washington, D.C., Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 BELL ATLANTIC - WASHINGTON, D.C., INC.



Date:  August 15, 1994           By  /s/ Sheila D. Shears
                                    -------------------------------------
                                         Sheila D. Shears
                                         Controller