Form 10-Q
period 1994-09-30
BELL ATLANTIC WASHINGTON DC INC
filed 1994-11-14
CIK 19719

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ----------------

                                   FORM 10-Q
                                ----------------


     (Mark one)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1994

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

                    Bell Atlantic - Washington, D.C., Inc.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
     STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS (ACCUMULATED DEFICIT)
                                  (Unaudited)
                             (Dollars in Thousands)

                                      Three months ended    Nine months ended
                                        September 30,         September 30,
                                     --------------------  --------------------
                                       1994       1993       1994       1993
                                     ---------  ---------  ---------  ---------
OPERATING REVENUES
  Local service....................  $ 76,342   $ 72,971   $225,096   $213,999
  Network access...................    29,604     31,642     86,436     94,963
  Toll service.....................     1,037      1,065      3,318      2,978
  Directory advertising, billing
   services and other (including
   $12,997, $13,526, $40,078 and
   $42,239 from affiliates)........    34,146     35,413     97,163    102,263
  Provision for uncollectibles.....      (583)    (1,169)    (3,043)    (3,138)
                                     --------   --------   --------   --------
                                      140,546    139,922    408,970    411,065
                                     --------   --------   --------   --------
OPERATING EXPENSES
  Employee costs, including
   benefits and taxes..............    44,055     40,283    121,267    120,608
  Depreciation and amortization....    27,265     26,820     79,353     81,551
  Taxes other than income..........    11,332     10,394     33,232     30,967
  Other (including $30,470,
   $28,363, $86,294 and $80,977 to
   affiliates)                         39,385     41,797    117,041    119,971
                                     --------   --------   --------   --------
                                      122,037    119,294    350,893    353,097
                                     --------   --------   --------   --------

NET OPERATING REVENUES.............    18,509     20,628     58,077     57,968
                                     --------   --------   --------   --------

OPERATING INCOME TAXES
  Federal..........................     3,645      3,761     11,197      9,901
  State............................     2,562      1,824      5,809      5,125
                                     --------   --------   --------   --------
                                        6,207      5,585     17,006     15,026
                                     --------   --------   --------   --------

OPERATING INCOME...................    12,302     15,043     41,071     42,942
                                     --------   --------   --------   --------

OTHER INCOME (EXPENSE)
  Allowance for funds used
   during construction.............        54        197        295        540
  Miscellaneous - net (including
   $153, $14, $279 and $166 from
   affiliate)......................      (242)      (164)      (818)      (646)
                                     --------   --------   --------   --------
                                         (188)        33       (523)      (106)
                                     --------   --------   --------   --------
INTEREST EXPENSE (including $0,
 $28, $73 and $119 to affiliate)...     4,381      5,028     13,731     14,948
                                     --------   --------   --------   --------

INCOME BEFORE EXTRAORDINARY ITEMS
 AND CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE...........     7,733     10,048     26,817     27,888

EXTRAORDINARY ITEMS
  Discontinuation of Regulatory
   Accounting Principles, Net of
    Tax                               (74,647)       ---    (74,647)       ---
  Early Extinguishment of Debt,
   Net of Tax......................       ---        ---        ---     (4,494)

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE
  Postemployment Benefits, Net of
   Tax                                    ---        ---        ---     (4,221)
                                     --------   --------   --------   --------

NET INCOME (LOSS)..................  $(66,914)  $ 10,048   $(47,830)  $ 19,173
                                     ========   ========   ========   ========

                                  (Continued)
                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.


    STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS (ACCUMULATED DEFICIT)
                                  (Continued)
                                  (Unaudited)
                             (Dollars in Thousands)

                                        Three months ended    Nine months ended
                                           September 30,        September 30,
                                        -------------------  -------------------
                                          1994       1993      1994       1993
                                        ---------  --------  ---------  --------

REINVESTED EARNINGS (ACCUMULATED
 DEFICIT)
  At beginning of period..............  $ 36,574    $40,153  $ 33,739    $41,340
  Add: net income (loss)..............   (66,914)    10,048   (47,830)    19,173
                                        --------    -------  --------    -------
                                         (30,340)    50,201   (14,091)    60,513
  Deduct: dividends...................    10,168      8,500    26,317     18,789
          other changes...............       (30)        63        70         86
                                        --------    -------  --------    -------
  At end of period....................  $(40,478)   $41,638  $(40,478)   $41,638
                                        ========    =======  ========    =======


                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.


                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                 September 30,   December 31,
                                                     1994            1993
                                                 ------------    ------------

CURRENT ASSETS
  Cash...........................................  $      ---  $       36
  Note Receivable from affiliate.................       5,235       6,728
  Accounts receivable:
    Customers and agents, net of allowances for
     uncollectibles of $6,289 and $5,705.........     111,844     111,122
    Affiliates...................................      23,317      16,639
    Other........................................      19,988      24,376
  Material and supplies..........................       2,539       1,979
  Prepaid expenses...............................      17,118      11,476
  Deferred income taxes..........................       3,506       2,818
  Other..........................................         682       4,845
                                                   ----------  ----------
                                                      184,229     180,019
                                                   ----------  ----------

PLANT, PROPERTY AND EQUIPMENT....................   1,325,555   1,305,203
  Less accumulated depreciation..................     700,280     518,432
                                                   ----------  ----------
                                                      625,275     786,771
                                                   ----------  ----------

OTHER ASSETS.....................................      26,945      31,163
                                                   ----------  ----------

TOTAL ASSETS.....................................  $  836,449  $  997,953
                                                   ==========  ==========


                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.


                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                 September 30,   December 31,
                                                     1994            1993
                                                 ------------    ------------
CURRENT LIABILITIES
  Debt maturing within one year................   $  1,027        $  1,006
  Accounts payable:
   Parent and affiliates.......................     88,492          82,570
   Other.......................................     39,360          45,221
  Accrued expenses:
   Taxes.......................................      3,415           3,601
   Other.......................................     24,395          27,941
  Advance billings and customer deposits.......     12,050           8,277
                                                  --------        --------
                                                   168,739         168,616
                                                  --------        --------

LONG-TERM DEBT.................................    249,111         243,367
                                                  --------        --------

EMPLOYEE BENEFIT OBLIGATIONS...................    149,450         137,120
                                                  --------        --------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................     16,595          76,360
  Unamortized investment tax credits...........      6,039          16,350
  Other........................................     37,025          72,433
                                                  --------        --------
                                                    59,659         165,143
                                                  --------        --------
SHAREOWNER'S INVESTMENT
  Common stock, one share, without par value,
   owned by parent.............................    249,968         249,968
  Reinvested earnings (accumulated deficit)....    (40,478)         33,739
                                                  --------        --------
                                                   209,490         283,707
                                                  --------        --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..   $836,449        $997,953
                                                  ========        ========


                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.


                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                         Nine Months Ended
                                                            September 30,
                                                       ----------------------
                                                         1994          1993
                                                       --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ........     $ 78,800      $116,679
                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to plant, property and equipment......      (58,535)      (67,388)
  Net change in note receivable from affiliate....        1,493       (24,838)
  Other, net......................................        2,846        (2,188)
                                                        -------       -------
Net cash used in investing activities.............      (54,196)      (94,414)
                                                        -------       -------


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings........................          118        89,648
  Principal repayments of borrowings and capital
   lease obligations..............................         (844)       (1,733)
  Early extinguishment of debt and related
   call premium...................................          ---       (96,714)
  Dividends paid..................................      (26,317)      (18,789)
  Net change in outstanding checks drawn
   on controlled disbursement accounts............        2,403         5,309
                                                        -------       -------
Net cash used in financing activities.............      (24,640)      (22,279)
                                                        -------       -------

NET CHANGE IN CASH ...............................          (36)          (14)


CASH, BEGINNING OF PERIOD ........................           36            47
                                                        -------       -------


CASH, END OF PERIOD ..............................      $   ---       $    33
                                                        =======       =======

                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.


                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


(1) Basis of Presentation

  The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Washington, D.C., Inc. (formerly The Chesapeake and Potomac Telephone Company) (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1993 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Effective August 1, 1994, the Company no longer reports using generally accepted accounting principles applicable to regulated entities (see Note 3).

(2) Dividend

  On November 1, 1994, the Company declared and paid a dividend in the amount of $12,229,000 to Bell Atlantic Corporation.

(3) Discontinuation of Regulatory Accounting Principles

  In the third quarter of 1994, the Company determined that it was no longer eligible for continued application of the accounting required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). In connection with the decision to discontinue regulatory accounting principles under Statement No. 71, the Company recorded a non-cash, after-tax extraordinary charge of $74,647,000, which is net of an income tax benefit of $74,423,000.

  The Company's determination that it was no longer eligible for continued application of the accounting required by Statement No. 71 was based on the belief that the convergence of competition, technological change (including the Company's recent technology deployment plans), recent and potential regulatory, legislative and judicial actions, and other factors are creating fully open and competitive markets. In such markets, the Company believes it can no longer be assured that prices can be maintained at levels that will recover the net carrying amount of existing telephone plant and equipment, which has been depreciated over relatively long regulator-prescribed lives. In addition, changes from cost-based regulation to a form of incentive regulation contributed to the determination that the continued application of Statement No. 71 is inappropriate.

  The components of the charge recognized as a result of the discontinued application of Statement No. 71 follow:

                                                        (Dollars in Thousands)
                                                        -----------------------
                                                         Pre-tax     After-tax
                                                        ----------  -----------

Increase in plant and equipment depreciation reserve..    $137,896     $81,105
Accelerated investment tax credit amortization........         ---      (5,018)
Tax-related regulatory asset and liability elimination         ---      (8,011)
Other regulatory asset and liability elimination......      11,174       6,571
                                                          --------     -------
Total.................................................    $149,070     $74,647
                                                          ========     =======


  The accumulated depreciation reserve was increased by $137,896,000. This increase was supported by both an impairment analysis which identified estimated amounts not recoverable from future discounted cash flows, and a depreciation study which identified inadequate depreciation reserve levels which the Company believes resulted principally from the cumulative underdepreciation of plant as a result of the regulatory process. Investment tax credits

                    Bell Atlantic - Washington, D.C., Inc.


(ITCs) are deferred and amortized over the estimated service lives of the related telephone plant and equipment. ITC amortization was accelerated as a result of the reduction in asset lives of the associated telephone plant and equipment.

  Upon adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effects of required adjustments to deferred tax balances were deferred on the balance sheet as regulatory assets and liabilities and amortized at the time the related deferred taxes were recognized in the ratemaking process. As of August 1, 1994, tax-related regulatory assets of $14,206,000 and tax-related regulatory liabilities of $22,217,000 were eliminated. The elimination of other regulatory assets and liabilities relate principally to deferred debt refinancing and vacation pay costs which were being amortized as they were recognized in the ratemaking process.

  On August 1, 1994, for financial reporting purposes, the Company began using estimated asset lives for certain categories of plant and equipment that are shorter than those approved by regulators prior to the discontinued application of Statement No. 71. The shorter asset lives result from the Company's expectations as to the revenue-producing lives of the assets. A comparison of the regulator-approved asset lives to the shorter new asset lives for the most significantly impacted categories of plant and equipment follows:


                      Average Lives (in years)
                   -------------------------------
                   Regulator-Approved      New
                      Asset Lives      Asset Lives
                   ------------------  -----------

Digital Switch             17              12
Digital Circuit            13               9
Conduit                    55              50
Copper Cable             22 - 29         14 - 15
Fiber Cable              27 - 30         20 - 25


  As a result of the discontinued application of Statement No. 71, regulatory accounting principles no longer apply to the Company for financial accounting and reporting purposes. The Company no longer recognizes regulatory assets and liabilities and the related amortization. Additionally, the Company reports depreciation expense based on economic asset lives and reports capitalized interest costs as a cost of telephone plant and equipment and a reduction in interest expense, in accordance with the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost." Prior to the discontinued application of Statement No. 71, the Company recorded an allowance for funds used during construction which included both interest and equity return components and was recorded as a cost of plant and an item of other income. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71.

(4) Postemployment Benefits

  In the third quarter of 1994, the Company recorded a pretax charge of $7,959,000, in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112), to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The charge, which was actuarially determined, represents benefits earned through July 1, 1994 for employees who are expected to receive separation payments in the future, including those employees who will be separated through 1997 as a result of a recently announced workforce reduction initiative.

(5) Regulatory Matters

  The communications services of the Company are subject to regulation by the District of Columbia Public Service Commission (PSC) with respect to intrastate rates and services and other matters.

  In January 1993, the PSC adopted a regulatory reform plan for a three year trial period, effective April 1, 1993. Under the plan, the PSC adopted a banded rate of return of 100 basis points over or under the authorized return on equity. Under this banded rate of return, the Company shares 50% of the earnings over the upper limit, and

                    Bell Atlantic - Washington, D.C., Inc.


may file a rate case if the Company's earnings are under the lower limit. Rates for basic residential services remain frozen at the levels set in 1992. Under the plan, the Company also applied for and received pricing flexibility for several competitive services, including Centrex, High Speed Private Line Services, Digital Data Services, Paging Services, Speed Calling, Repeat Call, Home Intercom and Home Intercom Extra. The Company can request a change in rates by filing a 14 day filing application with the PSC. Such applications have been filed to offer DS1 Service Non-Recurring Charge Waiver and Service Guarantee, and Centrex CustoPAK/SM/.

  In December 1993, the PSC issued its Opinion and Order approving a $15,800,000 rate increase, effective January 1, 1994. In this Order, the PSC approved an authorized return on equity of 11.45% resulting in a banded return of 10.45% to 12.45% for monitoring purposes in the Company's regulatory reform plan. The PSC allowed the Company to increase rates for public telephone service, increase the message unit rate for business customers and increase certain other business and residential rates to cover the increased revenue requirement.

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

(6) Restatement

  Results of operations for the nine months ended September 30, 1993 were restated in the fourth quarter of 1993 to reflect the cumulative effect of the adoption of Statement No. 112, effective January 1, 1993.

(7) Reclassifications - Statements of Cash Flows

  Certain amounts included in Net Cash Provided by Operating Activities and Cash Flows from Investing Activities in the Statement of Cash Flows for the nine months ended September 30, 1993 have been reclassified to conform to the current year's classifications.

                    Bell Atlantic - Washington, D.C., Inc.


                            SELECTED OPERATING DATA
                                  (Unaudited)
                                 (In Thousands)

                                          At September 30,
                                      ----------------------
                                         1994         1993
                                      ---------      -------

    Network Access Lines in Service:

        Residence.....................      286          280
        Business......................      560          555
        Public........................       10           11
                                           ----         ----
                                            856          846
                                           ====         ====


                                        Nine Months Ended
                                          September 30,
                                      ----------------------
                                        1994          1993
                                      --------     ---------

   Carrier Access Minutes of Use:

      Interstate ..................   2,027,803    1,988,601
                                      =========    =========


                                         Nine Months Ended
                                           September 30,
                                      ----------------------
                                        1994          1993
                                      ---------    ---------
   Toll Messages:

      Message Telecommunication
       Services ...................     3,139        2,882
                                        =====        =====

                    Bell Atlantic - Washington, D.C., Inc.


Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

  This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS

  The Company reported a loss of $47,830,000 for the nine months ended September 30, 1994, compared to net income of $19,173,000 for the corresponding period last year.

  Results for the nine months ended September 30, 1994 included a non-cash, after-tax extraordinary charge of $74,647,000 in connection with the Company's decision to discontinue application of regulatory accounting principles required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71).

  The discontinued application of Statement No. 71 required the Company, for financial reporting purposes, to eliminate its regulatory assets and liabilities, resulting in an after-tax credit of $1,440,000. In addition, the Company recorded an after-tax charge of $76,087,000, net of related investment tax credits of $5,018,000, to adjust the carrying amount of its telephone plant and equipment.

  As a result of the discontinued application of Statement No. 71, the Company utilizes shorter asset lives for certain categories of plant and equipment than those approved by regulators prior to the discontinued application of Statement No. 71. It is expected that the use of the shorter asset lives will not significantly change depreciation expense in the fourth quarter of 1994, for financial reporting purposes, from the amount that would have been recorded using asset lives prescribed by regulators prior to the discontinued application of Statement No. 71. The elimination of the amortization of net regulatory liabilities and the effect of changes in certain accounting policies are not expected to have a significant impact on financial results in future periods. The Company's accounting and reporting for regulatory purposes are not affected by the discontinued application of Statement No. 71. See Note 3 to the Financial Statements for additional information on the discontinuation of regulatory accounting principles.

  In the third quarter of 1994, the Company recorded a pretax charge of $7,959,000, in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112), to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The charge, which was actuarially determined, represents benefits earned through July 1, 1994 for employees who are expected to receive separation payments in the future, including those who will be separated through 1997 as a result of a recently announced workforce reduction initiative. These workforce reductions will be made possible by improved provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups (see Note 4 to the Financial Statements). Management currently expects the wage and salary savings associated with the workforce reduction to significantly offset the ongoing expense impact for separation benefits accrued under these separation pay plans for 1995 through 1997. Management also expects to recognize additional costs to enhance systems and consolidate work activities, which will be charged to operating expense as incurred.

                    Bell Atlantic - Washington, D.C., Inc.


OPERATING REVENUES

  Operating revenues for the nine months ended September 30, 1994 decreased $2,095,000 or .5% from the corresponding period last year. The decrease in total operating revenues was comprised of the following:


                                            Increase/(Decrease)
                                           (Dollars in Thousands)
                                           ----------------------
  Local service .............................       $11,097
  Network access ............................        (8,527)
  Toll service ..............................           340
  Directory advertising, billing services
  and other .................................        (5,100)
  Less:  Provision for uncollectibles .......           (95)
                                                    -------
                                                    $(2,095)
                                                    =======

  Local service revenues are earned from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $11,097,000 or 5.2%, compared to the same period in 1993. This increase was principally due to an increase in rates, effective January 1, 1994, for basic business service and Custom Calling features (see Note 5 to the Financial Statements). Also contributing to this increase was higher demand for value-added central office services such as Custom Calling and Caller ID. Access lines in service at September 30, 1994 increased 1.2% from September 30, 1993 (see Selected Operating Data on page 9).

  Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long-distance services to IXCs' customers and from end-user subscribers. Switched access revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by customers who have private lines, and end-user access revenues are earned from local exchange carrier customers who pay for access to the network.

  Network access revenues decreased $8,527,000 or 9.0%, compared to the same period in 1993. This decrease was mainly due to the effect of an interstate rate reduction filed by the Company with the Federal Communications Commission
(FCC), which became effective on July 2, 1993 and lower revenues recognized through an interstate revenue sharing arrangement with affiliated companies. In addition, special access revenues decreased principally due to repricing in response to competitive pressures. These revenue decreases were partially offset by growth in customer demand as reflected by growth in access minutes of use, which increased 2.0% during the first nine months of 1994 (see Selected Operating Data on page 9). Lower support payments to the National Exchange Carrier Association (NECA) interstate common line pool further offset these decreases. In its April 1, 1994 tariff filing, the Company filed revised rates with the FCC, which became effective July 1, 1994. The 1994 revised rates, net of lower support obligations to the NECA interstate common line pool, are expected to further reduce current levels of interstate access revenues.

  Toll service revenues are generated from interexchange usage services such as Message Telecommunication Services (MTS). Toll service revenues increased $340,000 or 11.4%, compared to the same period in 1993. MTS message volumes were 8.9% higher compared to the first nine months of 1993 (see Selected Operating Data on page 9) due to the effects of a recovering economy and harsh weather conditions during the first quarter of 1994. Revenues were further increased by the elimination, in the fourth quarter of 1993, of certain payments to an IXC for the operation of relay services.

  Directory advertising, billing services and other revenues include amounts earned from directory advertising, billing and collection services provided to IXCs and others, premises services such as inside wire installation and maintenance, rent of Company facilities by affiliates and non-affiliates, and certain nonregulated enhanced network services.

  Directory advertising, billing services and other revenues decreased $5,100,000 or 5.0%, compared to the same period in 1993. This decrease was primarily due to lower customer premises revenues resulting from the effect of favorable billing adjustments

                    Bell Atlantic - Washington, D.C., Inc.


recorded in 1993 and lower facilities rental revenue from affiliates. This decrease was partially offset by higher demand for premises services and voice messaging services, including Answer Call.

  The provision for uncollectibles, expressed as a percentage of total operating revenues, was .7% for the first nine months of 1994 and .8% for the same period last year.

OPERATING EXPENSES

  Operating expenses for the nine months ended September 30, 1994 decreased $2,204,000 or .6% from the corresponding period last year. The decrease in total operating expenses was comprised of the following:

                                            Increase/(Decrease)
                                           (Dollars in Thousands)
                                           ----------------------
  Employee costs ............................       $   659
  Depreciation and amortization .............        (2,198)
  Taxes other than income ...................         2,265
  Other .....................................        (2,930)
                                                    -------
                                                    $(2,204)
                                                    =======

  Employee costs consist of salaries, wages and other employee compensation, employee benefits, and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

  Employee costs increased $659,000 or .5% over the corresponding period in 1993. The increase was principally due to a charge of $6,010,000 to recognize, in accordance with Statement No. 112, the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. Third quarter 1994 employee costs also included approximately $163,000 for the ongoing accrual of separation benefit costs under these separation pay plans. Benefit costs associated with the separation of employees of NSI were allocated to the Company and are included in other operating expenses. Additionally, the employee costs were higher due to a combination of salary and wage increases and increased overtime. Higher repair and maintenance activity caused by unusually severe weather conditions experienced in 1994 contributed to the overall increase in employee costs. These increases were substantially offset by the effects of a reduced workforce and lower benefit expense during 1994.


  Depreciation and amortization expense decreased $2,198,000 or 2.7% compared with the same period in 1993. The decrease was principally due to lower depreciation expense resulting from a reduction in the level of depreciable plant. The Company's discontinued application of Statement No. 71 has resulted in the use of shorter asset lives for certain categories of plant and equipment than those approved by regulators prior to August 1, 1994. The shorter estimated asset lives reflect the Company's expectations as to the revenue-producing lives of the assets (see Note 3 to the Financial Statements). The use of the shorter asset lives did not significantly impact depreciation expense in the third quarter of 1994, for financial reporting purposes. It is expected that the use of the shorter asset lives will not significantly change depreciation expense in the fourth quarter of 1994, for financial reporting purposes, from the amount that would have been recorded using asset lives prescribed by regulators prior to the discontinued application of Statement No. 71. Future depreciation represcriptions by regulators will not affect depreciation expense for financial reporting purposes.

  Taxes other than income increased $2,265,000 or 7.3%, compared to the same period in 1993. The increase was due in part to additional property taxes assessed in 1994, increases in gross receipts tax due to higher local service revenues, and the effect of a one-time accrual recorded in 1993 for use tax.

  Other operating expenses consist primarily of contracted services, including centralized service expenses allocated from NSI, rent, network software costs, and other general and administrative expenses. Other operating expenses decreased $2,930,000 or

                    Bell Atlantic - Washington, D.C., Inc.


2.4%, compared to the same period in 1993, primarily reflecting the effect of one-time accruals recorded in 1993, lower directory costs and the effect of adjustments made to billing agreements with certain affiliated companies in 1994. These decreases were substantially offset by higher costs allocated from NSI primarily as a result of higher employee costs, affiliate rent expense, and employee-related expenses incurred in that organization, including $1,949,000 for the Company's allocated share of a charge for separation benefit costs recognized under Statement No. 112. In addition, higher material costs also offset these decreases.

OPERATING INCOME TAXES

  The provision for income taxes increased $1,980,000 or 13.2%, compared to the same period in 1993. The Company's effective income tax rate was 38.6% for the first nine months of 1994, compared to 33.2% in the same period in 1993. The increase in the effective tax rate was principally the result of the reduction in amortization of investment tax credits as a result of the discontinued application of Statement No. 71, an increase in the state income tax rate, and the effect of a one-time net benefit recorded in the third quarter of 1993 to adjust deferred tax assets for the increase in the federal corporate income tax rate from 34% to 35%.

OTHER INCOME AND EXPENSE

  Other expense was $523,000 for the nine months ended September 30, 1994 and $106,000 for the same period in 1993. The increase is principally due to a reduction in income related to the allowance for funds used during construction and higher non-operating tax expense.

  Prior to the discontinued application of Statement No. 71, the Company recorded an allowance for funds used during construction as a cost of plant and an item of other income. As prescribed by regulators, the allowance for funds used during construction included both interest and equity return components. Effective August 1, 1994, interest costs on telephone plant under construction are capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost," and reported as a cost of telephone plant and a reduction to interest expense. The amount of allowance for funds used during construction that was recorded as other income prior to August 1, 1994 was $295,000 in 1994 and $699,000 for the twelve month period ended December 31, 1993.

INTEREST EXPENSE

  Interest expense decreased $1,217,000 or 8.1%, compared to the same period in 1993, principally due to the effect of long-term debt refinancings in 1993. Interest expense was further reduced by the recognition of $389,000 in capitalized interest costs, effective with the discontinued application of Statement No. 71.

EXTRAORDINARY ITEM

  As discussed in Note 3 to the Financial Statements, in connection with the Company's decision to discontinue application of regulatory accounting principles under Statement No. 71, the Company recorded a non-cash, after-tax extraordinary charge of $74,647,000, net of an income tax benefit of $74,423,000 in the third quarter of 1994.

COMPETITIVE ENVIRONMENT

  The communications industry continues to undergo fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are driven by a number of factors, including the accelerated pace of technological innovation, the convergence of telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which many traditional regulatory barriers are being lowered and competition permitted or encouraged.

  Communications services and equipment and the number of competitors offering such services are continuing to expand. The Company's telecommunications business is currently subject to competition from numerous sources, including competitive access providers for network access services and competing cellular telephone companies. An

                    Bell Atlantic - Washington, D.C., Inc.


increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. Other sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of partially or completely bypassing the Company's local network.

  The entry of well-financed competitors, such as large long-distance carriers and other local exchange service competitors, has the potential to adversely affect multiple revenue streams of the Company, including local exchange, network access, and toll services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend on the competitors' success in marketing these services, and the conditions of interconnection established by regulators. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

  The Company continues to focus its efforts on being more competitive and seeking growth opportunities. The Company's responses to competitive challenges include an increased emphasis on meeting customer requirements through the rapid introduction of new products and services, the delivery of increased customer value, and the development of customer loyalty programs. In addition, the Company continues to strive for increased pricing flexibility through efforts to reprice and repackage existing services, to reduce its cost structure and workforce through consolidation, re-engineering and streamlining initiatives, and to achieve an improved regulatory and legislative environment. Other important competitive responses, including the development of broadband networks, will improve the Company's ability to take advantage of the growth opportunities created by technological advances and the convergence of the communications, information services and entertainment industries.

REGULATORY ENVIRONMENT

  Federal Regulation
  ------------------

  Recent FCC regulatory rulings have sought to expand competition for special and switched access services. The FCC had ordered local exchange carriers
(LECs), including the Company, to provide physical collocation in the Company's central offices to competitors for the purpose of providing special and switched access transport services. The FCC also granted additional, but limited, pricing flexibility for these services so that the LECs can better respond to the competition that will result. However, in June 1994, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FCC's special access collocation order insofar as it required physical collocation and remanded for further proceedings in which the FCC could consider whether, and to what extent, virtual collocation should be imposed. In July 1994, the FCC voted to require LECs to offer competitors virtual collocation, with the LECs having the option to offer physical collocation. Tariffs for virtual collocation for special access were filed on September 1, 1994 and will become effective on December 15, 1994. The appeal of the switched access collocation order is being held in abeyance. The FCC has informed the U.S. Court of Appeals that it will not further litigate the June 1994 special access decision. The Company does not expect the net revenue impact of virtual collocation to be material.

  As reported in the Company's 1993 Form 10-K (Part I, Item 1 - Business), the FCC initiated Computer Inquiry III in 1985 to re-examine its regulations requiring that "enhanced services" (e.g., voice messaging services, electronic mail, videotext gateway, protocol conversion) be offered only through a structurally separated subsidiary. In 1986, the FCC eliminated this requirement, permitting the Company to offer enhanced services, subject to compliance with a series of nonstructural safeguards. These safeguards include detailed cost accounting, protection of customer information, public disclosure of technical interfaces and certain reporting requirements.

  In June 1990, the U.S. Court of Appeals for the Ninth Circuit (Court of Appeals) vacated and remanded the Computer Inquiry III decisions to the FCC. In December 1991, the FCC adopted an order which reinstated relief from the separate subsidiary requirement upon a company's compliance with the FCC's Computer III Open Network Architecture (ONA) requirements and strengthened some of the nonstructural safeguards. In March 1992, the Company certified to the FCC that it had complied with all initial ONA obligations, and the FCC granted the Company structural relief in June 1992.

                    Bell Atlantic - Washington, D.C., Inc.


  In October 1994, the Court of Appeals vacated the 1991 order and remanded the matter to the FCC for further proceedings. As the Court of Appeals has not yet issued a mandate giving formal effect to its decision, the Company continues to offer enhanced services pending further action by the Court of Appeals or the FCC.

  State Regulation
  ----------------

  The communications services of the Company are subject to regulation by the District of Columbia Public Service Commission (PSC) with respect to intrastate rates and services and other matters.

  For a complete discussion of state regulatory matters, see Note 5 to the Financial Statements.

OTHER MATTERS

  Environmental Issues
  --------------------

  The Company is subject to a number of environmental proceedings as a result of its operations and shared liability provisions in the Plan of Reorganization related to the Modification of Final Judgment. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

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

  The Company's debt ratio was 54.4% at September 30, 1994, compared to 46.3% at December 31, 1993. The debt ratio was significantly impacted by the equity reduction associated with the discontinued application of Statement No. 71.

  As of September 30, 1994, the Company had $60,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

  As a result of the discontinued application of Statement No. 71, the Balance Sheet at September 30, 1994 reflects significant changes due to the elimination of regulatory assets and liabilities, the revaluation of plant and equipment and the accelerated amortization of investment tax credits (see Note 3 to the Financial Statements).

                    Bell Atlantic - Washington, D.C., Inc.


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits:

              Exhibit Number

              27   Financial Data Schedule.


         (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1994.

                    Bell Atlantic - Washington, D.C., Inc.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            BELL ATLANTIC - WASHINGTON, D.C., INC.



Date:  November 10, 1994    By  /s/ Sheila D. Shears
                               -------------------------------------
                                    Sheila D. Shears
                                    Controller



    UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 7, 1994.