Form 10-Q
period 1995-03-31
BELL ATLANTIC WASHINGTON DC INC
filed 1995-05-12
CIK 19719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               ----------------
                                   FORM 10-Q
                               ----------------


     (Mark one)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1995

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

                                ---------------



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




                                              Three months ended
                                                  March 31,
                                             --------------------
                                               1995       1994
                                             ---------  ---------
OPERATING REVENUES (including $12,532
 and $10,944 from affiliates)..............  $136,799   $134,132
                                             --------   --------

OPERATING EXPENSES
  Employee costs, including benefits
   and taxes...............................    39,007     38,737
  Depreciation and amortization............    27,059     25,973
  Other (including $31,861
   and $29,821 to affiliates)..............    61,979     51,295
                                             --------   --------
                                              128,045    116,005
                                             --------   --------

OPERATING INCOME...........................     8,754     18,127

OTHER INCOME AND (EXPENSE), NET
  Allowance for funds used
   during construction.....................       ---        110
  Other, net (including $0
   and $19 from affiliate).................      (316)      (202)
                                             --------   --------
                                                 (316)       (92)
INTEREST EXPENSE (including $491
 and $68 to affiliate).....................     4,311      4,693
                                             --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES...     4,127     13,342
PROVISION FOR INCOME TAXES.................     1,590      4,682
                                             --------   --------

NET INCOME.................................  $  2,537   $  8,660
                                             ========   ========


REINVESTED EARNINGS (ACCUMULATED DEFICIT)
  At beginning of period...................  $(27,330)  $ 33,739
  Add:  net income.........................     2,537      8,660
                                             --------   --------
                                              (24,793)    42,399
  Deduct:  dividend........................       ---      7,672
           other changes...................       ---         70
                                             --------   --------
  At end of period.........................  $(24,793)  $ 34,657
                                             ========   ========




                      See Notes to Financial Statements.

                     Bell Atlantic - Washington, D.C., Inc.


                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                    ASSETS
                                    ------


                                          March 31,          December 31,
                                            1995                 1994
                                          ----------         -------------

CURRENT ASSETS
  Short-term investments...............   $    5,791           $      ---
  Accounts receivable:
   Customers and agents, net of
     allowances for uncollectibles of
     $6,354 and $6,475.................      114,250              113,812
   Affiliates..........................        9,165               20,268
   Other...............................       36,693               32,411
  Material and supplies................        1,401                2,418
  Prepaid expenses.....................       11,281               23,464
  Deferred income taxes................        3,972                3,668
  Other................................          686                  682
                                          ----------           ----------
                                             183,239              196,723
                                          ----------           ----------

PLANT, PROPERTY AND EQUIPMENT..........    1,387,946            1,354,514
  Less accumulated depreciation........      718,909              695,888
                                          ----------           ----------
                                             669,037              658,626
                                          ----------           ----------

OTHER ASSETS...........................       15,419               31,693
                                          ----------           ----------

TOTAL ASSETS...........................   $  867,695           $  887,042
                                          ==========           ==========




                      See Notes to Financial Statements.

                     Bell Atlantic - Washington, D.C., Inc.


                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


                                                 March 31,   December 31,
                                                    1995         1994
                                                 ----------  -------------

CURRENT LIABILITIES
  Debt maturing within one year
   Note payable to affiliate...................   $ 26,698       $  7,462
   Other.......................................      1,241          1,162
  Accounts payable:
   Affiliates..................................     95,872         99,007
   Other.......................................     36,190         63,827
  Accrued expenses:
   Taxes.......................................      6,580          3,985
   Other.......................................     27,000         27,527
  Advance billings and customer deposits.......      9,807          9,856
                                                  --------       --------
                                                   203,388        212,826
                                                  --------       --------

LONG-TERM DEBT.................................    248,733        248,947
                                                  --------       --------

EMPLOYEE BENEFIT OBLIGATIONS...................    153,305        152,019
                                                  --------       --------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................     18,889         19,977
  Unamortized investment tax credits...........      5,593          5,785
  Other........................................     37,597         37,079
                                                  --------       --------
                                                    62,079         62,841
                                                  --------       --------

SHAREOWNER'S INVESTMENT
  Common stock - one share, owned by
   parent, at stated value.....................    191,968        191,968
  Capital surplus..............................     33,015         45,771
  Accumulated deficit..........................    (24,793)       (27,330)
                                                  --------       --------
                                                   200,190        210,409
                                                  --------       --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..   $867,695       $887,042
                                                  ========       ========




                      See Notes to Financial Statements.

                     Bell Atlantic - Washington, D.C., Inc.


                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)


                                                   Three months ended
                                                       March 31,
                                                  --------------------
                                                    1995      1994
                                                  --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......  $ 42,582  $ 31,354
                                                  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in short-term investments..........    (5,791)      ---
  Additions to plant, property and equipment....   (37,547)  (11,517)
  Net change in note receivable from
   affiliate....................................       ---    (4,626)
  Other plant-related changes...................       (30)      440
                                                  --------  --------
Net cash used in investing activities...........   (43,368)  (15,703)
                                                  --------  --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments of borrowings and
   capital lease obligations....................      (292)     (301)
  Net change in note payable to affiliate.......    19,236       ---
  Dividend paid.................................       ---    (7,672)
  Capital surplus distribution..................   (12,756)      ---
  Net change in outstanding checks drawn
   on controlled disbursement accounts..........    (5,402)      ---
                                                  --------  --------
Net cash provided by/(used in) financing
 activities.....................................       786    (7,973)
                                                  --------  --------

NET CHANGE IN CASH .............................       ---     7,678


CASH, BEGINNING OF PERIOD ......................       ---        36
                                                  --------  --------

CASH, END OF PERIOD ............................  $    ---  $  7,714
                                                  ========  ========


                      See Notes to Financial Statements.

                     Bell Atlantic - Washington, D.C., Inc.


                         NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

    The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Washington, D.C., Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1994 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Effective August 1, 1994, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulations."



2.  Shareowner's Investment

                                   Common    Capital    Accumulated
(Dollars in Thousands)             Stock     Surplus    Deficit
- -----------------------------     ---------  ---------  ------------
Balance at December 31, 1994.     $ 191,968  $  45,771   $  (27,330)
Net income...................                                 2,537
Distribution of capital surplus
 to Bell Atlantic Corporation                  (12,756)
                                  ---------  ---------   ----------
Balance at March 31, 1995....     $ 191,968  $  33,015   $  (24,793)
                                  =========  =========   ==========


    On May 1, 1995, the Company declared and paid a capital surplus distribution in the amount of $2,233,000 to Bell Atlantic Corporation.

3.  Reclassifications

    Certain reclassifications of prior year's data have been made to conform to 1995 classifications.

                     Bell Atlantic - Washington, D.C., Inc.


Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
- ---------------------

     The Company reported net income for the first quarter of 1995 of $2,537,000, compared to net income of $8,660,000 for the same period in 1994.

     Major items affecting the comparison of operating results for the three month period ended March 31, 1995, versus the three month period ended March 31, 1994, are discussed in the following sections.



OPERATING REVENUES
- ------------------

For the Three Months Ended March 31                  1995          1994
- --------------------------------------------------------------------------------
                                                   (Dollars in Thousands)
Transport Services
   Local service                                    $ 59,773     $ 59,315
   Network access                                     29,985       28,147
   Toll service                                        1,130        1,113
Ancillary Services
   Directory advertising                               8,048        7,741
   Other                                              15,369       15,287
Value-added Services                                  22,494       22,529
                                                   ----------   ---------
Total                                               $136,799     $134,132
                                                   ==========   =========


TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------
                                                                     Percentage
                                                 1995     1994        Increase
- -------------------------------------------------------------------------------

At March 31
- -----------
  Access Lines in Service (In thousands)
    Residence                                     287     283            1.4%
    Business                                      566     555            2.0
    Public                                         10      10              -
                                                  ---     ---
                                                  863     848            1.8
                                                  ===     ===

For the Three Month Period Ended March 31
- -----------------------------------------
  Access Minutes of Use (In millions)
    Interstate                                    674     659            2.3
                                                  ===     ===

  Toll Messages (In thousands)
    Interstate                                  1,060   1,016            4.3
                                                =====   =====


                     Bell Atlantic - Washington, D.C., Inc.


LOCAL SERVICE REVENUES

  Dollars in Thousands                               Increase
================================================================================
  Three Months                                       $   458       0.8%
================================================================================

  Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

  Local service revenues increased in 1995 due primarily to a 1.8% growth in the number of access lines in service, higher usage of basic calling services by residence customers and increased usage and data transport by business customers. This growth was substantially offset by the effect of a reduction in the Subscriber Plant Factor Surcharge, effective May 1994, and the effect of storm-driven usage experienced in the first quarter of 1994.


NETWORK ACCESS REVENUES

  Dollars in Thousands                               Increase
================================================================================
  Three Months                                       $ 1,838       6.5%
================================================================================

  Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long-distance services to IXCs' customers and from end-user subscribers. Switched access service revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by IXCs and end-users who have private networks, and end-user access revenues are earned from local exchange carrier customers who pay for access to the network.

  Network access revenues increased in 1995 principally due to higher customer demand for access services as reflected by a 2.3% growth in access minutes of use, as well as growth in revenues from end-user charges attributable to increasing lines in service. Increased demand for digital data transport services also contributed to growth in access revenues. Revenues were further increased by higher revenues recognized through an interstate revenue sharing agreement with affiliated companies. Reported growth in access minutes of use and revenues was negatively impacted by storm-related calling volumes experienced in the first quarter of 1994. Volume-related revenue increases were partially offset by the effect of price reductions and the recognition of the Company's obligation under the Federal Communications Commission's (FCC) current price cap order. See "Competitive and Regulatory Environment - Federal Regulation" for a discussion of FCC interstate access revenue issues.


TOLL SERVICE REVENUES

  Dollars in Thousands                               Increase
================================================================================
  Three Months                                       $    17       1.5%
================================================================================

  Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs."

  Toll service revenues increased in 1995 due primarily to an increase in demand, as reflected by an increase of 4.3% in toll message volume.

                     Bell Atlantic - Washington, D.C., Inc.


DIRECTORY ADVERTISING REVENUES

  Dollars in Thousands                               Increase
================================================================================
  Three Months                                       $   307       4.0%
================================================================================

  Directory advertising revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory advertising services include database and foreign directory marketing.

  Growth in directory advertising revenues was principally due to higher rates charged for these services. Volume growth continues to be impacted by competition from other directory companies, as well as other advertising media.


OTHER ANCILLARY SERVICES REVENUES

  Dollars in Thousands                               Increase
================================================================================
  Three Months                                       $    82       0.5%
================================================================================

  Other ancillary services include billing and collection services provided to IXCs, and facilities rental services provided to affiliates and non-affiliates.

  Revenues from other ancillary services were substantially unchanged in the first quarter of 1995, as compared to the first quarter of 1994.


VALUE-ADDED SERVICES REVENUES

  Dollars in Thousands                               (Decrease)
================================================================================
  Three Months                                       $   (35)     (0.2)%
================================================================================

  Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

  Value-added services decreased in 1995 primarily due to a reduction in premises services revenues from services provided under certain government contracts. Continued growth in the network customer base (access lines) and higher demand by residence customers for value-added central office and voice messaging services offered by the Company substantially offset the decrease in value-added services revenues in the first quarter of 1995.


OPERATING EXPENSES
- ------------------

For the Three Months Ended March 31                  1995        1994
- -------------------------------------------------------------------------------
                                                  (Dollars in Thousands)

Employee costs, including benefits and taxes       $ 39,007    $ 38,737
Depreciation and amortization                        27,059      25,973
Other operating expenses                             61,979      51,295
                                                   --------    --------
Total                                              $128,045    $116,005
                                                   ========    ========


EMPLOYEE COSTS

  Dollars in Thousands                               Increase
================================================================================
  Three Months                                       $   270       0.7%
================================================================================

  Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by

                     Bell Atlantic - Washington, D.C., Inc.


employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

  The increase in employee costs was principally due to annual salary and wage increases for management and associate employees, effective April and August 1994, respectively. Associate employee wage increases were determined under a contract ratified in October 1992 by the union representing associate employees of the Company. Such contract will expire in August 1995.

  These increases were substantially offset by the effect of lower workforce levels and a decrease in overtime pay which was higher in the first quarter of 1994 as a result of unusually severe weather conditions.


DEPRECIATION AND AMORTIZATION

  Dollars in Thousands                               Increase
================================================================================
  Three Months                                       $ 1,086       4.2%
================================================================================

  Depreciation and amortization increased due to growth in depreciable telephone plant and higher depreciation rates. The higher depreciation rates resulted principally from the discontinued application of regulatory accounting principles, effective August 1, 1994. The composite depreciation rate was 8.3% for the first quarter of 1995. The Company expects this composite depreciation rate to remain substantially unchanged for the remainder of 1995.


OTHER OPERATING EXPENSE

  Dollars in Thousands                               Increase
================================================================================
  Three Months                                       $10,684       20.8%
================================================================================

  Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

  The increase in other operating expenses was attributable to higher costs for contracted services, higher assessments for Public Service Commission fees, and an increase in software costs associated with the enhancement of the Company's network. Also contributing to the increase was higher costs allocated from NSI, primarily as a result of increased rent expense, as well as additional costs incurred in that organization to enhance systems and consolidate work activities at Bell Atlantic's network services subsidiaries, including the Company.


OTHER INCOME AND (EXPENSE), NET

  Dollars in Thousands                               (Decrease)
================================================================================
  Three Months                                       $  (224)
================================================================================

  The change in other income and (expense), net was largely attributable to a reduction in income related to the allowance for funds used during construction.

  Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.

                     Bell Atlantic - Washington, D.C., Inc.


INTEREST EXPENSE

  Dollars in Thousands                               (Decrease)
================================================================================
  Three Months                                       $  (382)     (8.1)%
================================================================================

  Interest expense decreased principally due to the recognition of capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles. Partially offsetting this decrease was additional expense resulting from higher levels of average short-term debt and higher interest rates in the first quarter of 1995.


PROVISION FOR INCOME TAXES

  Dollars in Thousands                               (Decrease)
================================================================================
  Three Months                                       $(3,092)     (66.0)%
================================================================================


EFFECTIVE INCOME TAX RATES

For the Three Months Ended March 31
================================================================================
  1995                                               38.5%
- --------------------------------------------------------------------------------
  1994                                               35.1%
================================================================================

  The Company's effective income tax rate was higher in the first quarter of 1995 due principally to the reduction in the amortization of investment tax credits and the elimination of the benefit of the rate differential applied to reversing timing differences as a result of the discontinued application of regulatory accounting principles in August 1994.


COMPETITIVE AND REGULATORY ENVIRONMENT
- --------------------------------------

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

  The entry of well-financed competitors has the potential to adversely affect multiple revenue streams of the Company, including local exchange and network access services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend, in part, on the competitors' success in marketing these services, and the conditions established by regulatory authorities. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

                     Bell Atlantic - Washington, D.C., Inc.

  The Company continues to respond to competitive challenges by intensely focusing on meeting customer requirements and by reducing its cost structure through efficiency and productivity initiatives. In addition, the Company continues to seek growth opportunities in businesses where it possesses core competencies.

  Federal Regulation

  Legislation has been introduced in the current session of the United States Congress that would open local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide interLATA services upon meeting certain conditions. No definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof or the impact on the business or financial condition of the Company.

  On April 28, 1995, the U.S. District Court, which administers the Modification of Final Judgment (MFJ), granted the Regional Bell Operating Companies' (RBOCs) joint motion for a waiver of the MFJ permitting them to provide interLATA wireless telecommunications services. The Court's decision contained a number of restrictions limiting the extent and manner in which the RBOCs may provide interLATA wireless services. While Bell Atlantic plans to comply with the requirements of the Court's decision so that it may provide the services authorized therein, it has appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit.

  In February 1995, the FCC issued an Order to Show Cause with respect to certain findings contained in an independent audit of Bell Atlantic's network services subsidiaries' 1988 and first quarter 1989 reported adjustments to the National Exchange Carrier Association (NECA) interstate common line pool. On May 2, 1995, Bell Atlantic filed its response to the Show Cause Order, asserting that there is no legal basis for the FCC to institute enforcement proceedings with respect to these findings. Resolution of this matter is expected later in 1995.

  FCC Interim Price Cap Orders

  On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access rates. The Interim Plan, which is effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

  Under the Interim Plan, the Company's Price Cap Index must be reduced by a fixed percentage, either 4.0%, 4.7%, or 5.3%, which is intended to reflect increases in productivity (Productivity Factor). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan provides for increases to the Price Cap Indices for inflation, 2.9% effective August 1, 1995, based on the increase in the GDP-PI. The Interim Plan also eliminated the recovery of certain "exogenous" cost changes including changes in accounting costs that the FCC believes have no economic consequences.

  On March 30, 1995, the FCC also adopted an Order relating to the Price Cap Plan requiring local exchange carriers to include in their calculation of interstate earnings an adjustment to add back to revenues the amounts that were required to be shared with ratepayers. This adjustment, which is effective for 1994 and subsequent years, increased 1994 calculated interstate returns for the purpose of determining the prior years sharing amounts that will be reflected in rate reductions that become effective August 1, 1995.

  On May 9, 1995, Bell Atlantic filed its Transmittal of Interstate Rates as required by the March 30, 1995 Orders. In the filing, Bell Atlantic selected the 5.3% productivity factor for the August 1995 to June 1996 tariff period.
The rates included in the May 9, 1995 filing result in price decreases for the Company totaling approximately $14,600,000 on an annual basis. These price decreases include the scheduled expiration of a temporary rate increase of approximately $4,700,000 on an annualized basis that is in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $9,900,000 reduction results from compliance with the Interim Plan. The

                     Bell Atlantic - Washington, D.C., Inc.

remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that the earnings impact of these price decreases will be mitigated by volume increases and cost reductions that result from improved productivity.

  Bell Atlantic has appealed the Orders with the D.C. Circuit Court of Appeals and has petitioned the FCC for a stay of certain aspects of the Orders pending the results of the appeals.

  State Regulation

  The communications services of the Company are subject to regulation by the PSC with respect to intrastate rates and services and other matters.

  In January 1993, the PSC adopted a regulatory reform plan (D.C. Reform Plan) for a three year trial period, effective April 1, 1993. In December 1993, the PSC approved a $15,800,000 rate increase, effective January 1, 1994.

  The second monitoring period for the Company's regulatory reform plan ended on March 31, 1995. The Company will submit its report to the PSC by June 30, 1995. In accordance with the regulatory plan, the PSC will review the Company's current earnings and determine whether or not a refund is appropriate.

  In January 1995, the Company filed a petition with the PSC seeking approval of a proposed price cap plan to become effective upon the expiration of the D.C. Reform Plan in January 1996. The price cap plan would: (i) divide services into three categories: basic, discretionary and competitive; (ii) allow basic prices to be increased annually at one half the rate of inflation (GDP - PI) except for basic residential rates which would be capped through January 1, 2000; (iii) permit annual increases of up to 25% for discretionary services; (iv) eliminate price regulation for all competitive services; and (v) classify services among the three categories and establish a process for moving services between categories going forward. Hearings on the proposed price cap plan are expected to commence later in 1995.

  In March 1995, the PSC issued an order requiring the Company to refund approximately $1,000,000 for the overcollection of the Subscriber Plant Factor
(SPF) Surcharge Revenues for the period January 1, 1994 through May 12, 1994. The disbursement of the refund is to be determined and implemented in Formal Case No. 814, Phase IV - the Company's Price Cap Plan case. Hearings on this filing are scheduled to begin in September 1995.


OTHER MATTERS
- -------------

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


FINANCIAL CONDITION
- -------------------

  Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization, payment of dividends, and distributions of capital surplus. Management expects that presently foreseeable capital requirements will be financed primarily

                     Bell Atlantic - Washington, D.C., Inc.


through internally generated funds. Additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

  As of March 31, 1995, the Company had $98,300,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $60,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

  The Company's debt ratio was 58.0% at March 31, 1995, compared to 55.0% at December 31, 1994.

                     Bell Atlantic - Washington, D.C., Inc.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits:

              Exhibit Number

              27   Financial Data Schedule.


         (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1995.

                     Bell Atlantic - Washington, D.C., Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            BELL ATLANTIC - WASHINGTON, D.C., INC.



Date:  May 11, 1995         By  /s/ Sheila D. Shears
                                -------------------------------------
                                    Sheila D. Shears
                                    Controller



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 8, 1995.