Form 10-Q
period 1995-06-30
BELL ATLANTIC WASHINGTON DC INC
filed 1995-08-11
CIK 19719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ---------------

                                   FORM 10-Q

                                ---------------


          (Mark one)
             [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended June 30, 1995

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

                        ------------------------------


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

                     Bell Atlantic - Washington D.C., Inc.


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

    STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS (ACCUMULATED DEFICIT)
                                  (Unaudited)
                            (Dollars in Thousands)

                                                          Three months ended       Six months ended
                                                               June 30,                June 30,
                                                         --------------------    --------------------
                                                           1995        1994        1995        1994
                                                         --------    --------    --------    --------
OPERATING REVENUES (including $ 14,997, $12,428,
 $27,529 and $23,372 from affiliates)................    $143,381    $136,752    $280,180    $270,884
                                                         --------    --------    --------    --------

OPERATING EXPENSES
 Employee costs, including benefits and taxes........      36,572      38,475      75,579      77,212
 Depreciation and amortization.......................      28,043      26,115      55,102      52,088
 Other (including $30,937, $28,965, $62,798
  and $58,786 to affiliates).........................      51,744      51,160     113,723     102,455
                                                         --------    --------    --------    --------
                                                          116,359     115,750     244,404     231,755
                                                         --------    --------    --------    --------

OPERATING INCOME.....................................      27,022      21,002      35,776      39,129

OTHER INCOME (EXPENSE), NET
 Allowance for funds used during construction........         ---         131         ---         241
 Other, net..........................................      (1,353)       (114)     (1,669)       (316)
                                                         --------    --------    --------    --------
                                                           (1,353)         17      (1,669)        (75)
INTEREST EXPENSE (including $531, $5, $1,022
 and $73 to affiliate)...............................       5,023       4,657       9,334       9,350
                                                         --------    --------    --------    --------

INCOME BEFORE PROVISION FOR INCOME TAXES.............      20,646      16,362      24,773      29,704
PROVISION FOR INCOME TAXES...........................       8,061       5,938       9,651      10,620
                                                         --------    --------    --------    --------

NET INCOME...........................................    $ 12,585    $ 10,424    $ 15,122    $ 19,084
                                                         ========    ========    ========    ========

REINVESTED EARNINGS (ACCUMULATED DEFICIT)
 At beginning of period..............................    $(24,793)   $ 34,657    $(27,330)   $ 33,739
 Add:  net income....................................      12,585      10,424      15,122      19,084
                                                         --------    --------    --------    --------
                                                          (12,208)     45,081     (12,208)     52,823
 Deduct:  dividends..................................         ---       8,477         ---      16,149
          other changes..............................         ---          30         ---         100
                                                         --------    --------    --------    --------
 At end of period....................................    $(12,208)   $ 36,574    $(12,208)   $ 36,574
                                                         ========    ========    ========    ========


                      See Notes to Financial Statements.

                     Bell Atlantic - Washington D.C., Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                    ASSETS
                                    ------

                                                    June 30,   December 31,
                                                      1995         1994
                                                   ----------  ------------

CURRENT ASSETS
 Short-term investments.........................   $    4,373    $      ---
 Accounts receivable:
  Customers and agents, net of allowances for
    uncollectibles of $5,983 and $6,475.........      122,840       113,812
  Affiliates....................................       17,347        20,268
  Other.........................................       29,883        32,411
 Material and supplies..........................        1,340         2,418
 Prepaid expenses...............................       13,107        23,464
 Deferred income taxes..........................        4,528         3,668
 Other..........................................          621           682
                                                   ----------    ----------
                                                      194,039       196,723
                                                   ----------    ----------

PLANT, PROPERTY AND EQUIPMENT...................    1,410,653     1,354,514
 Less accumulated depreciation..................      725,302       695,888
                                                   ----------    ----------
                                                      685,351       658,626
                                                   ----------    ----------

OTHER ASSETS....................................       18,029        31,693
                                                   ----------    ----------

TOTAL ASSETS....................................   $  897,419    $  887,042
                                                   ==========    ==========



                      See Notes to Financial Statements.

                     Bell Atlantic - Washington D.C., Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                  June 30,   December 31,
                                                    1995         1994
                                                 ----------  ------------

CURRENT LIABILITIES

  Debt maturing within one year:
   Note payable to affiliate...................   $ 41,983       $  7,462
   Other.......................................      1,285          1,162
  Accounts payable:
   Affiliates..................................     93,001         99,007
   Other.......................................     37,724         63,827
  Accrued expenses:
   Taxes.......................................     12,598          3,985
   Other.......................................     26,006         27,527
  Advance billings and customer deposits.......     11,882          9,856
                                                  --------       --------
                                                   224,479        212,826
                                                  --------       --------

LONG-TERM DEBT.................................    248,442        248,947
                                                  --------       --------

EMPLOYEE BENEFIT OBLIGATIONS...................    154,360        152,019
                                                  --------       --------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................     17,879         19,977
  Unamortized investment tax credits...........      5,401          5,785
  Other........................................     36,316         37,079
                                                  --------       --------
                                                    59,596         62,841
                                                  --------       --------

SHAREOWNER'S INVESTMENT
  Common stock - one share, owned by
   parent, at stated value.....................    191,968        191,968
  Capital surplus..............................     30,782         45,771
  Accumulated deficit..........................    (12,208)       (27,330)
                                                  --------       --------
                                                   210,542        210,409
                                                  --------       --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..   $897,419       $887,042
                                                  ========       ========



                      See Notes to Financial Statements.

                     Bell Atlantic - Washington D.C., Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                             Six months ended
                                                                 June 30,
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES..............     $ 83,097  $ 56,169
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in short-term investments.................       (4,373)      ---
  Additions to plant, property and equipment...........      (89,531)  (36,964)
  Net change in note receivable from affiliate.........          ---    (4,400)
  Other plant-related changes..........................        3,848     1,869
                                                            --------  --------
Net cash used in investing activities..................      (90,056)  (39,495)
                                                            --------  --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments of borrowings and capital
   lease obligations...................................         (549)     (561)
  Net change in note payable to affiliate..............       34,521       ---
  Dividends paid.......................................          ---   (16,149)
  Capital surplus distribution.........................      (14,989)      ---
  Net change in outstanding checks drawn
   on controlled disbursement accounts.................      (12,024)      ---
                                                            --------  --------
Net cash provided by/(used in) financing activities....        6,959   (16,710)
                                                            --------  --------

NET CHANGE IN CASH.....................................          ---       (36)


CASH, BEGINNING OF PERIOD..............................          ---        36
                                                            --------  --------

CASH, END OF PERIOD....................................     $    ---  $    ---
                                                            ========  ========


                      See Notes to Financial Statements.

                     Bell Atlantic - Washington D.C., Inc.

                         NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Washington, D.C., Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1994 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Effective August 1, 1994, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

2.   Shareowner's Investment

                                                   Common    Capital   Accumulated
     (Dollars in Thousands)                         Stock    Surplus     Deficit
     ----------------------------                 --------   -------    ---------
     Balance at December 31, 1994............     $191,968   $ 45,771   $ (27,330)
     Net income..............................                              15,122
     Distribution of capital surplus
      to Bell Atlantic Corporation...........                 (14,989)
                                                 --------   --------   ---------
     Balance at June 30, 1995................     $191,968   $ 30,782   $ (12,208)
                                                  ========   ========   =========

     On August 1, 1995, the Company declared and paid a capital surplus distribution in the amount of $2,233,000 to Bell Atlantic Corporation.

3.   Reclassifications

     Certain reclassifications of prior year's data have been made to conform to 1995 classifications.

                     Bell Atlantic - Washington D.C., Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

     The Company reported net income for the first six months of 1995 of $15,122,000, compared to net income of $19,084,000 for the same period in 1994.

     Major items affecting the comparison of results for the six month period ended June 30, 1995, versus the six month period ended June 30, 1994, are discussed in the following sections.

OPERATING REVENUES
- ------------------


For the Six Months Ended June 30                        1995        1994
- -------------------------------------------------------------------------
                   (Dollars in Thousands)
Transport Services
   Local service...........................         $122,430     $121,549
   Network access..........................           61,743       56,832
   Toll service............................            2,299        2,281
Ancillary Services
   Directory advertising...................           16,490       15,089
   Other...................................           32,674       31,529
Value-added Services.......................           44,544       43,604
                                                    --------     --------
Total......................................         $280,180     $270,884
                                                    ========     ========

TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------

                                                              Percentage
                                              1995      1994   Increase
- ------------------------------------------------------------------------
At June 30
- ----------
  Access Lines in Service (In thousands)
    Residence..............................    286       280        2.1%
    Business...............................    576       562        2.5
    Public.................................     10        10          -
                                               ---       ---
                                               872       852        2.3
                                               ===       ===

For the Six Month Period Ended June 30
- --------------------------------------
  Access Minutes of Use (In millions)
    Interstate.............................  1,371     1,359         .9
                                             =====     =====

  Toll Messages (In thousands)
    Interstate.............................  2,167     2,059        5.2
                                             =====     =====

                     Bell Atlantic - Washington D.C., Inc.

LOCAL SERVICE REVENUES


     (Dollars in Thousands)         Increase
- --------------------------------------------------------------------------------
     Six Months                    $   881      .7%
- --------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Local service revenues increased due primarily to a 2.3% growth in the number of access lines in service and increased usage and data transport by business customers. This growth was substantially offset by the effect of a reduction in the Subscriber Plant Factor Surcharge, effective May 1994.


NETWORK ACCESS REVENUES

     (Dollars in Thousands)         Increase
- --------------------------------------------------------------------------------
     Six Months                    $ 4,911     8.6%
- --------------------------------------------------------------------------------

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

     Network access revenues increased principally due to higher customer demand for digital data transport services and higher revenues recognized through an interstate revenue sharing agreement with affiliated companies. Increased demand for access services as reflected by growth in revenues from end-user charges attributable to increasing access lines in service, as well as .9% growth in access minutes of use, also contributed to growth in access revenues. Revenues in the first half of 1995 were also positively impacted by a temporary rate increase that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs.

     Revenue growth was partially offset by price reductions in effect from July 1, 1994 to July 31, 1995. Further, reported growth in access minutes of use and revenues in the first half of 1995 was negatively impacted by higher storm-related calling volumes experienced in the first quarter of 1994.

     Effective August 1, 1995, the Company implemented price decreases of approximately $14,600,000 on an annual basis, principally for interstate access services, in connection with the Federal Communications Commission's (FCC) Interim Price Cap Order. These price decreases include the scheduled expiration of a temporary rate increase of approximately $4,700,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $9,900,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases. As a result of the selection of a 5.3% Productivity Factor under the Interim Plan, the Company is no longer required to share a portion of its interstate earnings. See "Competitive and Regulatory Environment - Federal Regulation" for a further discussion of FCC interstate access revenue issues.

                     Bell Atlantic - Washington D.C., Inc.

TOLL SERVICE REVENUES

     (Dollars in Thousands)         Increase
- --------------------------------------------------------------------------------
     Six Months                    $    18      .8%
- --------------------------------------------------------------------------------

     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs."

     Toll service revenues remained substantially unchanged in the first six months of 1995, as compared to the first six months of 1994.

DIRECTORY ADVERTISING REVENUES

     (Dollars in Thousands)         Increase
- --------------------------------------------------------------------------------
     Six Months                    $ 1,401     9.3%
- --------------------------------------------------------------------------------

     Directory advertising revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory advertising services include database and foreign directory marketing.

     Growth in directory advertising revenues was due primarily to higher rates charged for these services. Changes in billing procedures and lower customer claims and disconnects further boosted directory services revenues in the first half of 1995. Volume growth continues to be impacted by competition from other directory companies, as well as other advertising media.


OTHER ANCILLARY SERVICES REVENUES

     (Dollars in Thousands)         Increase
- --------------------------------------------------------------------------------
     Six Months                    $ 1,145     3.6%
- --------------------------------------------------------------------------------

     Other ancillary services include billing and collection services provided to IXCs and facilities rental services provided to affiliates and non-affiliates.

     Other ancillary services revenues increased due to higher facilities rental revenues. The increase was offset, in part, by a reduction in billing and collection revenues as a result of a revised contract with an IXC, which no longer includes certain billing and collection services.


VALUE-ADDED SERVICES REVENUES

     (Dollars in Thousands)         Increase
- --------------------------------------------------------------------------------
     Six Months                    $   940     2.2%
- --------------------------------------------------------------------------------

     Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

     Continued growth in the network customer base (access lines) and higher demand by residence customers for certain value-added central office and voice messaging services offered by the Company increased value-added services revenues in the first half of 1995. These increases were partially offset by lower customer premises services revenues, primarily due to a reduction in government contract billing for inside wire installations.

                     Bell Atlantic - Washington D.C., Inc.

OPERATING EXPENSES
- ------------------


For the Six Months Ended June 30                      1995                1994
- -------------------------------------------------------------------------------
                                                       (Dollars in Thousands)
Employee costs, including benefits and taxes......  $ 75,579           $ 77,212
Depreciation and amortization.....................    55,102             52,088
Other operating expenses..........................   113,723            102,455
                                                    --------           --------
Total.............................................  $244,404           $231,755
                                                    ========           ========

EMPLOYEE COSTS

     (Dollars in Thousands)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                      $(1,633)       (2.1)%
- --------------------------------------------------------------------------------

     Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

     The decrease in employee costs was principally due to the effect of lower workforce levels and reduced overtime pay which was higher in the first quarter of 1994 as a result of unusually severe weather conditions. These decreases were partially offset by annual salary and wage increases for management and associate employees, effective April 1995 and August 1994, respectively.

     The contract with the Company's union, the Communications Workers of America (CWA), expired on August 5, 1995. As of August 7, 1995, the CWA has not called a strike and the Company continues to make work available to associate employees represented by the CWA at the same wages and benefits as under the expired contract until further notice.


DEPRECIATION AND AMORTIZATION

     (Dollars in Thousands)         Increase
- --------------------------------------------------------------------------------
     Six Months                      $ 3,014         5.8%
- --------------------------------------------------------------------------------

     Depreciation and amortization increased due to growth in depreciable telephone plant and higher depreciation rates. The higher depreciation rates resulted principally from the discontinued application of regulatory accounting principles, effective August 1, 1994. The composite depreciation rate was 8.4% for the first half of 1995. The Company expects this composite depreciation rate to remain substantially unchanged for the remainder of 1995.

OTHER OPERATING EXPENSES

     (Dollars in Thousands)         Increase
- --------------------------------------------------------------------------------
     Six Months                      $11,268        11.0%
- --------------------------------------------------------------------------------

     Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

     The increase in other operating expenses was attributable to higher costs for contracted services and higher assessments for Public Service Commission fees. Also contributing to the increase was higher centralized services costs allocated from NSI, primarily as a result of increased advertising and employee costs, as well as additional costs incurred in that organization to enhance systems and consolidate work activities at Bell Atlantic's network services subsidiaries.

                     Bell Atlantic - Washington D.C., Inc.

OTHER INCOME (EXPENSE), NET

     (Dollars in Thousands)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                      $(1,594)
- --------------------------------------------------------------------------------

     The change in other income (expense), net, was attributable to a reduction in income related to the allowance for funds used during construction and a loss related to the disposition of certain property.

     Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.


INTEREST EXPENSE

     (Dollars in Thousands)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                      $   (16)        (.2)%
- --------------------------------------------------------------------------------

     Interest expense decreased principally due to the recognition of capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles effective August 1, 1994. This decrease was offset by additional interest expense resulting from higher levels of average short-term debt and higher interest rates in the first half of 1995.


PROVISION FOR INCOME TAXES

     (Dollars in Thousands)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                      $  (969)       (9.1)%
- --------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

For the Six Months Ended June 30
- --------------------------------------------------------------------------------
     1995                               39.0%
- --------------------------------------------------------------------------------
     1994                               35.8%
- --------------------------------------------------------------------------------

     The Company's effective income tax rate was higher for the first half of 1995 due principally to the reduction in the amortization of investment tax credits and the elimination of the benefit of the rate differential applied to reversing timing differences, both as a result of the discontinued application of regulatory accounting principles in August 1994.


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

                     Bell Atlantic - Washington D.C., Inc.

     The entry of well-financed competitors has the potential to adversely affect multiple revenue streams of the Company, including local exchange and network access services in the markets and geographical areas in which the competitors operate. The amount of revenue reductions will depend, in part, on the competitors' success in marketing these services and the conditions established by regulatory authorities. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

     The Company continues to respond to competitive challenges by intensely focusing on meeting customer requirements and by reducing its cost structure through efficiency and productivity initiatives.

     Federal Regulation

     On August 4, 1995, the U.S. House of Representatives passed a bill which includes provisions that would open local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide interLATA services and engage in manufacturing upon meeting certain conditions. The Senate passed a similar bill in June of 1995. A conference committee is expected to work through the differences between the two bills in September and October of 1995. No definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof or the impact on the business or financial condition of the Company.

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

     FCC Interim Price Cap Orders

     On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access charges. The Interim Plan, which was effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

     Under the Interim Plan, the Company's Price Cap Index must be adjusted by an inflation index (GDP-PI), less a fixed percentage, either 4.0%, 4.7%, or 5.3%, which is intended to reflect increases in productivity (Productivity Factor). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan also eliminates the recovery of certain "exogenous" cost changes, including changes in accounting costs that the FCC believes have no economic consequences.

     On March 30, 1995, the FCC also adopted an Order relating to the Price Cap Plan requiring local exchange carriers to include in their calculation of interstate earnings an adjustment to add back to revenues the amounts that were required to be shared with ratepayers in the prior year. This adjustment, which is effective for determination of sharing relating to earnings for 1994 and subsequent years, increased 1994 calculated interstate returns for the purpose of determining sharing amounts that were reflected in rate reductions that became effective August 1, 1995.

     On May 9, 1995, Bell Atlantic filed its Transmittal of Interstate Rates as required by the March 30, 1995 Orders. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the August 1995 to June 1996 tariff period.
The rates included in the May 9, 1995 filing resulted in price decreases for the Company totaling approximately $14,600,000 on an annual basis. These price decreases include the scheduled expiration of a temporary rate increase of approximately $4,700,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $9,900,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases.

     Bell Atlantic appealed the Orders to the Court of Appeals for the D.C. Circuit and petitioned the Court for a stay of certain aspects of the Orders pending the results of the appeals. On July 31, 1995, the Court of Appeals denied the Company's request for a stay.

                     Bell Atlantic - Washington D.C., Inc.

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

     The second monitoring period for the Company's regulatory reform plan ended on March 31, 1995. The Company filed its report to the PSC on June 30, 1995. In accordance with the regulatory plan, the PSC will review the Company's current earnings and determine whether or not a refund is appropriate. The Company's return on equity for the second monitoring period was 11.93% (52 basis points below the sharing range).

     In January 1995, the Company filed a petition with the PSC seeking approval of a proposed price cap plan to become effective upon the expiration of the D.C. Reform Plan in January 1996. The price cap plan would: (i) divide services into three categories: basic, discretionary and competitive; (ii) allow basic prices to be increased annually at one half the rate of inflation (GDP - PI) except for basic residential rates which would be capped through January 1, 2000; (iii) permit annual increases of up to 25% for discretionary services; (iv) eliminate price regulation for all competitive services; and (v) classify services among the three categories and establish a process for moving services between categories going forward. Hearings on the proposed price cap plan are scheduled for October 1995.

     In March 1995, the PSC issued an order requiring the Company to refund approximately $1,000,000 for the overcollection of the Subscriber Plant Factor
(SPF) Surcharge Revenues for the period January 1, 1994 through May 12, 1994. The disbursement of the refund is to be determined and implemented in the Company's Price Cap Plan case. Hearings on this filing are scheduled to begin in October 1995.


OTHER MATTERS
- -------------

     Environmental Issues

     The Company is subject to a number of environmental proceedings as a result of its operations and shared liability provisions in the Plan of Reorganization related to the MFJ. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

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

     As of June 30, 1995, the Company had $83,000,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $60,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

     The Company's debt ratio was 58.1% at June 30, 1995, compared to 55.0% at December 31, 1994.

                     Bell Atlantic - Washington D.C., Inc.

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

Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                  Exhibit Number

                  27   Financial Data Schedule.

             (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1995.

                     Bell Atlantic - Washington D.C., Inc.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              BELL ATLANTIC - WASHINGTON, D.C., INC.


Date:  August 10, 1995        By  /s/ Sheila D. Shears
                              --------------------------------------
                                      Sheila D. Shears
                                      Controller



      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 1995.