Form 10-Q
period 1995-09-30
BELL ATLANTIC WASHINGTON DC INC
filed 1995-11-13
CIK 19719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               -----------------

                                   FORM 10-Q

                               -----------------


          (Mark one)
             [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1995

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

                                -----------------


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
                            (Dollars in Thousands)


                                                            Three months ended         Nine months ended
                                                               September 30,             September 30,
                                                           ---------------------     ---------------------
                                                             1995         1994         1995         1994
                                                           --------     --------     --------     --------
OPERATING REVENUES (including $15,582, $11,344,
 $43,111 and $34,716 from affiliates) .................    $141,013     $141,129     $421,193     $412,013
                                                           --------     --------     --------     --------

OPERATING EXPENSES
 Employee costs, including benefits and taxes .........      34,871       44,055      110,450      121,267
 Depreciation and amortization ........................      29,286       27,265       84,388       79,353
 Other (including $34,645, $31,952, $97,443
  and $90,738 to affiliates) ..........................      63,062       51,446      176,785      153,901
                                                           --------     --------     --------     --------
                                                            127,219      122,766      371,623      354,521
                                                           --------     --------     --------     --------

OPERATING INCOME ......................................      13,794       18,363       49,570       57,492

OTHER INCOME (EXPENSE), NET
 Allowance for funds used during construction .........         ---           54          ---          295
 Other, net............................................         159          (64)      (1,510)        (380)
                                                           --------     --------     --------     --------
                                                                159          (10)      (1,510)         (85)
INTEREST EXPENSE (including $627, $0, $1,649
 and $73 to affiliate) ................................       4,423        4,381       13,757       13,731
                                                           --------     --------     --------     --------

INCOME BEFORE PROVISION FOR INCOME TAXES
 AND EXTRAORDINARY ITEM ...............................       9,530       13,972       34,303       43,676
PROVISION FOR INCOME TAXES ............................       3,880        6,239       13,531       16,859
                                                           --------     --------     --------     --------

INCOME BEFORE EXTRAORDINARY ITEM ......................       5,650        7,733       20,772       26,817

EXTRAORDINARY ITEM
 Discontinuation of Regulatory Accounting Principles,
  Net of Tax ..........................................         ---      (74,647)         ---      (74,647)
                                                           --------     --------     --------     --------

NET INCOME (LOSS) .....................................    $  5,650     $(66,914)    $ 20,772     $(47,830)
                                                           ========     ========     ========     ========

REINVESTED EARNINGS (ACCUMULATED DEFICIT)
 At beginning of period ...............................    $(12,208)    $ 36,574     $(27,330)    $ 33,739
 Add:  net income (loss) ..............................       5,650      (66,914)      20,772      (47,830)
                                                           --------     --------     --------     --------
                                                             (6,558)     (30,340)      (6,558)     (14,091)
 Deduct:  dividends ...................................         ---       10,168          ---       26,317
          other changes ...............................          13          (30)          13           70
                                                           --------     --------     --------     --------
 At end of period .....................................    $ (6,571)    $(40,478)    $ (6,571)    $(40,478)
                                                           ========     ========     ========     ========


                                 See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                    ASSETS
                                    ------

                                                September 30,     December 31,
                                                   1995              1994
                                                -------------     ------------

CURRENT ASSETS
 Short-term investments ...................        $    2,125       $      ---
 Accounts receivable:
  Customers and agents, net of allowances
   for uncollectibles of $8,995 and
   $6,475 .................................           113,068          113,812
  Affiliates ..............................            19,432           20,268
  Other ...................................            19,156           32,411
 Material and supplies ....................             2,038            2,418
 Prepaid expenses .........................            43,950           23,464
 Deferred income taxes ....................             4,938            3,668
 Other ....................................               ---              682
                                                   ----------       ----------
                                                      204,707          196,723
                                                   ----------       ----------

PLANT, PROPERTY AND EQUIPMENT .............         1,441,174        1,354,514
 Less accumulated depreciation ............           723,218          695,888
                                                   ----------       ----------
                                                      717,956          658,626
                                                   ----------       ----------

OTHER ASSETS ..............................            15,015           31,693
                                                   ----------       ----------

TOTAL ASSETS ..............................        $  937,678       $  887,042
                                                   ==========       ==========


                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                              September 30,      December 31,
                                                   1995              1994
                                              -------------      ------------

CURRENT LIABILITIES
 Debt maturing within one year:
  Note payable to affiliate ...............        $ 76,022          $  7,462
  Other ...................................           1,316             1,162
 Accounts payable and accrued liabilities:
  Affiliates ..............................          98,954            99,007
  Taxes ...................................           4,131             3,985
  Other ...................................          71,514            91,354
 Advance billings and customer deposits ...          13,236             9,856
                                                   --------          --------
                                                    265,173           212,826
                                                   --------          --------

LONG-TERM DEBT ............................         248,111           248,947
                                                   --------          --------

EMPLOYEE BENEFIT OBLIGATIONS ..............         155,991           152,019
                                                   --------          --------

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes ....................          18,793            19,977
 Unamortized investment tax credits .......           5,209             5,785
 Other ....................................          30,455            37,079
                                                   --------          --------
                                                     54,457            62,841
                                                   --------          --------

SHAREOWNER'S INVESTMENT
 Common stock - one share, owned by
  parent, at stated value .................         191,968           191,968
 Capital surplus ..........................          28,549            45,771
 Accumulated deficit ......................          (6,571)          (27,330)
                                                   --------          --------
                                                    213,946           210,409
                                                   --------          --------

TOTAL LIABILITIES AND SHAREOWNER'S
 INVESTMENT ...............................        $937,678          $887,042
                                                   ========          ========



                      See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                         Nine months ended
                                                           September 30,
                                                      -----------------------
                                                         1995         1994
                                                      ----------   ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES ........     $  98,758     $ 78,800
                                                       ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Net change in short-term investments ............        (2,125)         ---
 Additions to plant, property and equipment ......      (151,392)     (58,535)
 Net change in note receivable from affiliate ....           ---        1,493
 Other, net ......................................         7,725        2,846
                                                       ---------     --------
Net cash used in investing activities.............      (145,792)     (54,196)
                                                       ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from borrowings ........................           ---          118
 Principal repayments of borrowings and capital
  lease obligations ..............................          (909)        (844)
 Net change in note payable to affiliate .........        68,560          ---
 Dividends paid ..................................           ---      (26,317)
 Capital surplus distribution ....................       (17,222)         ---
 Net change in outstanding checks drawn
  on controlled disbursement accounts ............        (3,395)       2,403
                                                       ---------     --------
Net cash provided by/(used in) financing
 activities ......................................        47,034      (24,640)
                                                       ---------     --------

NET CHANGE IN CASH ...............................           ---          (36)


CASH, BEGINNING OF PERIOD ........................           ---           36
                                                       ---------     --------


CASH, END OF PERIOD ..............................     $     ---     $    ---
                                                       =========     ========


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

2.   Shareowner's Investment

                                              Common     Capital     Accumulated
(Dollars in Thousands)                         Stock     Surplus       Deficit
------------------------------------          ------     -------     -----------

Balance at December 31, 1994........         $191,968   $ 45,771      $(27,330)
Net income..........................                                    20,772
Distribution of capital surplus
 to Bell Atlantic Corporation.......                     (17,222)
Other...............................                                       (13)
                                             --------   --------      --------
Balance at September 30, 1995.......         $191,968   $ 28,549      $ (6,571)
                                             ========   ========      ========

3.   Reclassifications

     Certain reclassifications of the prior year's data have been made to conform to 1995 classifications.

                    Bell Atlantic - Washington, D.C., Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income for the first nine months of 1995 of $20,772,000, compared to a loss of $47,830,000 for the same period in 1994.

     Results for the nine months ended September 30, 1994 included a non-cash, after-tax extraordinary charge of $74,647,000 in connection with the Company's decision to discontinue application of regulatory accounting principles required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

     Major items affecting the comparison of results for the nine month period ended September 30, 1995, versus the nine month period ended September 30, 1994, are discussed in the following sections.

OPERATING REVENUES
------------------


For the Nine Months Ended September 30                    1995            1994
--------------------------------------------------------------------------------
                                                         (Dollars in Thousands)

Transport Services
 Local service..............................           $182,229         $183,863
 Network access.............................             91,955           86,436
 Toll service...............................              3,117            3,318
Ancillary Services
 Directory publishing.......................             24,711           23,649
 Other......................................             51,657           46,809
Value-added Services........................             67,524           67,938
                                                       --------         --------
Total.......................................           $421,193         $412,013
                                                       ========         ========



TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------

                                                                     Percentage
                                                 1995      1994       Increase
-------------------------------------------------------------------------------

At September 30
---------------
  Access Lines in Service (In thousands)
   Residence.................................     288       286             .7%
   Business..................................     573       560            2.3
   Public....................................      10        10              -
                                                  ---       ---
                                                  871       856            1.8
                                                  ===       ===

For the Nine Month Period Ended September 30
--------------------------------------------
  Access Minutes of Use (In millions)
   Interstate................................   2,085     2,028            2.8
                                                =====     =====

  Toll Messages (In thousands)
   Interstate................................   3,321     3,139            5.8
                                                =====     =====


                    Bell Atlantic - Washington, D.C., Inc.

LOCAL SERVICE REVENUES

     (Dollars in Thousands)                 (Decrease)
================================================================================
     Nine Months                      $(1,634)       (.9)%
================================================================================

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Local service revenues decreased due to the effects of a reduction in the Subscriber Plant Factor Surcharge, effective May 1994, and lower public telephone and directory assistance revenues. The revenue decreases were partially offset by growth of 1.8% in the number of access lines in service, and increased usage and data transport by business customers.

NETWORK ACCESS REVENUES

     (Dollars in Thousands)                  Increase
================================================================================
     Nine Months                       $ 5,519        6.4%
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

     Network access revenues increased principally due to higher customer demand for access services as reflected by growth in access minutes of use and in private networks. Access minutes of use for the nine months ended September 30, 1995 were higher than the corresponding period of 1994 by 2.8%. Higher revenues recognized through an interstate revenue sharing agreement with affiliated companies also contributed to growth in network access revenues. Revenues in 1995 were also positively impacted by a temporary rate increase that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs.

     Revenue growth from volume increases was partially offset by the effect of price reductions. Under the Federal Communications Commission's (FCC) Price Cap Plan, price reductions on interstate access services were in effect from July 1, 1994 through July 31, 1995.

     In March 1995, the FCC adopted an order approving an Interim Price Cap Plan for interstate access charges, which replaces the prior Price Cap Plan. As required by the FCC's order, Bell Atlantic filed its Transmittal of Interstate Rates, which resulted in price decreases for the Company totaling approximately $14,600,000 on an annual basis, effective August 1, 1995. These price decreases include the scheduled expiration of a temporary rate increase of approximately $4,700,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $9,900,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases. Also as part of the filing, Bell Atlantic selected a 5.3% Productivity Factor, which eliminates the requirement to share a portion of interstate earnings related to the August 1995 to June 1996 tariff period. See "Competitive and Regulatory Environment - Federal Regulation" for a further discussion of FCC interstate access revenue issues.

                    Bell Atlantic - Washington, D.C., Inc.

TOLL SERVICE REVENUES

     (Dollars in Thousands)                 (Decrease)
================================================================================
     Nine Months                      $   (201)      (6.1)%
================================================================================

     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs."

     Toll service revenues decreased in 1995 primarily due to a settlement with an independent carrier in the third quarter of 1995. This revenue decrease was partially offset by revenue growth from increases in toll message volumes.

DIRECTORY PUBLISHING REVENUES

     (Dollars in Thousands)                  Increase
================================================================================
     Nine Months                      $ 1,062         4.5%
================================================================================

     Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory publishing services include database and foreign directory marketing.

     Growth in directory publishing revenues was primarily due to higher rates charged for these services. Changes in billing procedures and lower customer claims and disconnects further boosted directory publishing revenues in 1995. Volume growth continues to be impacted by competition from other directory companies, as well as other advertising media.

OTHER ANCILLARY SERVICES REVENUES

     (Dollars in Thousands)                  Increase
================================================================================
     Nine Months                      $ 4,848        10.4%
================================================================================

     Other ancillary services include billing and collection services provided to IXCs and facilities rental services provided to affiliates and non-affiliates.

     Other ancillary services revenues increased due to higher facilities rental revenues in 1995. The increase was offset, in part, by a reduction in billing and collection revenues as a result of revisions made in early 1995 to the terms of a contract with an IXC. The revised contract no longer includes certain billing and collection services.

VALUE-ADDED SERVICES REVENUES

     (Dollars in Thousands)                 (Decrease)
================================================================================
     Nine Months                      $   (414)      (.6)%
================================================================================

     Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

     The decrease in value-added services revenues was due to a reduction in contract billing for certain advanced premises services for large business customers. Such premises services, which were primarily performed by the Company until May 1994, are now being contracted with another affiliate of Bell Atlantic. Substantially offsetting this reduction was continued growth in the network customer base (access lines) and higher demand by residence customers for certain value-added central office and voice messaging services offered by the Company.

                    Bell Atlantic - Washington, D.C., Inc.

OPERATING EXPENSES
------------------


For the Nine Months Ended September 30                    1995            1994
--------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
Employee costs, including benefits and taxes..         $110,450         $121,267
Depreciation and amortization.................           84,388           79,353
Other operating expenses......................          176,785          153,901
                                                       --------         --------
Total.........................................         $371,623         $354,521
                                                       ========         ========


EMPLOYEE COSTS

     (Dollars in Thousands)                 (Decrease)
================================================================================
     Nine Months                     $(10,817)      (8.9)%
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

     The decrease in employee costs was principally due to the effects of lower workforce levels in 1995 and a third quarter 1994 charge of $6,010,000 to recognize benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. These decreases were partially offset by annual salary and wage increases.

     The Company's contract with the Communications Workers of America (CWA) expired on August 5, 1995. As of November 6, 1995, the Company and the CWA have not reached a settlement on a new contract and the Company continues to make work available to employees represented by the CWA at the same wages and benefits as under the expired contract until further notice.

DEPRECIATION AND AMORTIZATION

     (Dollars in Thousands)                  Increase
================================================================================
     Nine Months                     $ 5,035         6.3%
================================================================================

     Depreciation and amortization increased principally due to growth in depreciable telephone plant. The composite depreciation rate was 8.4% for the first nine months of 1995. The Company expects this composite depreciation rate to remain substantially unchanged for the remainder of 1995.

OTHER OPERATING EXPENSES

     (Dollars in Thousands)                  Increase
================================================================================
     Nine Months                     $22,884        14.9%
================================================================================

     Other operating expenses consist primarily of contracted services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

     The increase in other operating expenses was attributable to higher centralized services costs allocated from NSI, primarily as a result of increased advertising costs, as well as additional costs incurred in that organization to enhance systems and consolidate work activities at Bell Atlantic's network services subsidiaries. Higher costs for contracted services, higher assessments for Public Service Commission fees and an increase in the provision for uncollectible accounts receivable also contributed to the increase in other operating expenses in 1995.

                    Bell Atlantic - Washington, D.C., Inc.

OTHER INCOME (EXPENSE), NET

     (Dollars in Thousands)                 (Decrease)
================================================================================
     Nine Months                            $ (1,425)
================================================================================

     The change in other income (expense), net, was attributable to a loss related to the disposition of certain property, and the termination of income related to the allowance for funds used during construction.

     Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.

INTEREST EXPENSE

     (Dollars in Thousands)                  Increase
================================================================================
     Nine Months                     $     26         .2%
================================================================================

     Interest expense increased principally due to higher levels of average short-term debt and higher interest rates in 1995. These expense increases were substantially offset by the recognition of capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles, effective August 1, 1994, and increased interest costs related to the unfavorable settlement of federal income tax matters associated with prior years.

PROVISION FOR INCOME TAXES

     (Dollars in Thousands)                 (Decrease)
================================================================================
     Nine Months                     $ (3,328)     (19.7)%
================================================================================

EFFECTIVE INCOME TAX RATES

     For the Nine Months Ended September 30
================================================================================
     1995                                39.4%
================================================================================
     1994                                38.6%
================================================================================

     The Company's effective income tax rate was higher in 1995 principally due to the reduction in the amortization of investment tax credits and the elimination of the benefit of the rate differential applied to reversing timing differences, both as a result of the discontinued application of regulatory accounting principles in August 1994.

COMPETITIVE AND REGULATORY ENVIRONMENT
--------------------------------------

     The communications industry continues to undergo fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are being driven by a number of factors, including the accelerated pace of technological innovation, the convergence of the telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which traditional barriers to entry are being lowered or eliminated and competition permitted or encouraged.

     The Company's telecommunications business is subject to competition from numerous sources. An increasing amount of this competition is from companies that have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company.

                    Bell Atlantic - Washington, D.C., Inc.

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

     The Company continues to respond to competitive challenges by intensely focusing on meeting customer requirements and cost controls through efficiency and productivity initiatives.

     Federal Regulation

     On August 4, 1995, the U.S. House of Representatives passed a bill which includes provisions that would open local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide video programming, as well as to provide interLATA services and engage in manufacturing, upon meeting certain conditions. The Senate passed a similar bill in June of 1995. The Company is cautiously optimistic that a conference committee will reconcile the two bills, and Congress will pass comprehensive telecommunications legislation by the end of 1995. However, no definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof, or the impact on the business or financial condition of the Company.

     In February 1995, the FCC issued an Order to Show Cause with respect to certain findings contained in an independent audit of Bell Atlantic's network services subsidiaries' 1988 and first quarter 1989 reported adjustments to the National Exchange Carrier Association (NECA) interstate common line pool. On May 2, 1995, Bell Atlantic filed its response to the Show Cause Order, asserting that there is no legal basis for the FCC to institute enforcement proceedings with respect to these findings. The FCC solicited comments on Bell Atlantic's filing, and only one party filed comments challenging Bell Atlantic's response. On September 11, 1995, Bell Atlantic filed a reply to these comments, reasserting its position that no proceedings are warranted. Resolution of this matter is expected late in 1995.

     FCC Interim Price Cap Order

     On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access charges. The Interim Plan, which was effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

     Under the Interim Plan, the Company's Price Cap Index must be adjusted by an inflation index (GDP-PI), less a fixed percentage, either 4.0%, 4.7%, or 5.3%, which is intended to reflect increases in productivity (Productivity Factor). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share a portion of their future interstate earnings. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan also eliminates the recovery of certain "exogenous" cost changes, including changes in accounting costs that the FCC believes have no economic consequences.

     On May 9, 1995, Bell Atlantic filed its Transmittal of Interstate Rates as required by the March 30, 1995 Order. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the August 1995 to June 1996 tariff period.
The rates included in the May 9, 1995 filing resulted in price decreases for the Company totaling approximately $14,600,000 on an annual basis. These price decreases include the scheduled expiration of a temporary rate increase of approximately $4,700,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $9,900,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases.

     Bell Atlantic appealed the Interim Price Cap Plan Order to the U.S. Court of Appeals for the D.C. Circuit, and that case is currently pending.

                    Bell Atlantic - Washington, D.C., Inc.

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

     In January 1995, the Company filed a petition with the PSC seeking approval of a proposed price cap plan to become effective upon the expiration of the D.C. Reform Plan in January 1996. The price cap plan would: (i) divide services into three categories: basic, discretionary and competitive; (ii) allow basic prices to be increased annually at one half the rate of inflation (GDP -
PI) except for basic residential rates which would be capped through January 1, 2000; (iii) permit annual increases of up to 25% for discretionary services;
(iv) eliminate price regulation for all competitive services; and (v) classify new services among the three categories and establish a process for moving services between categories going forward. Hearings on the proposed price cap plan are scheduled for November 1995.

     In March 1995, the PSC issued an order requiring the Company to refund approximately $1,000,000 for the overcollection of the Subscriber Plant Factor
(SPF) Surcharge Revenues for the period January 1, 1994 through May 12, 1994. The disbursement of the refund is to be determined and implemented in the Company's Price Cap Plan case. Hearings on this filing are scheduled to begin in November 1995.

OTHER MATTERS
-------------

     Environmental Issues

     The Company is subject to a number of environmental proceedings as a result of its operations and the shared liability provisions in the Plan of Reorganization related to the MFJ. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

     The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liabilities reflect those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any additional potential liability would not have a material effect on the Company's results of operations or financial condition.

FINANCIAL CONDITION
-------------------

     Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

     As of September 30, 1995, the Company had $49,000,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $60,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

     The Company's debt ratio was 60.3% at September 30, 1995, compared to 55.0% at December 31, 1994.

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

Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits:

                Exhibit Number

                27   Financial Data Schedule.

            (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1995.

                    Bell Atlantic - Washington, D.C., Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BELL ATLANTIC - WASHINGTON, D.C., INC.

Date:  November 9, 1995            By  /s/ Sheila D. Shears
                                   ------------------------------
                                           Sheila D. Shears
                                           Controller

    UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 6, 1995.