Form 10-K405
period 1995-12-31
BELL ATLANTIC WASHINGTON DC INC
filed 1996-03-28
CIK 19719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          __________________________

                                   FORM 10-K
                          __________________________


  (Mark one)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995

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

                         ---------------------------

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

                                                      Name of each exchange
              Title of each class                      on which registered
--------------------------------------------------    ---------------------

Forty Year 7 3/4% Debentures, due November 1, 2013       New York Stock
                                                            Exchange

                    Bell Atlantic - Washington, D.C., Inc.

                               TABLE OF CONTENTS


Item No.                                                                   Page
--------                                                                   ----

                                     PART I

  1.  Business............................................................   1
  2.  Properties..........................................................   6
  3.  Legal Proceedings...................................................   7
  4.  Submission of Matters to a Vote of Security Holders.................   8


                                    PART II

  5.  Market for Registrant's Common Equity and Related Stockholder
      Matters.............................................................   8
  6.  Selected Financial Data.............................................   8
  7.  Management's Discussion and Analysis of Results of Operations
      (Abbreviated pursuant to General Instruction J(2).).................   9
  8.  Financial Statements and Supplementary Data.........................  16
  9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure................................................  16


                                    PART III

 10.  Directors and Executive Officers of the Registrant..................  16
 11.  Executive Compensation..............................................  16
 12.  Security Ownership of Certain Beneficial Owners and Management......  16
 13.  Certain Relationships and Related Transactions......................  16


                                    PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...   16



      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 25, 1996.

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

   The Company presently serves a territory consisting of a single Local Access and Transport Area ("LATA"). A LATA is generally centered on a city or based on some other identifiable common geography and, with certain limited exceptions, a LATA marks the boundary within which the Company has historically been permitted to provide telephone service.

   The Company currently provides two basic types of telecommunications services. First, the Company transports telecommunications traffic between subscribers located within the same LATA ("intraLATA service"), including both local and toll services. Local service includes the provision of local exchange ("dial tone"), local private line and public telephone services (including dial tone service for pay telephones owned by the Company and other pay telephone providers). Among other local services provided are Centrex (telephone company central office-based switched telephone service enabling the subscriber to make both intercom and outside calls) and a variety of special and custom calling services. Toll service includes message toll service (calling service beyond the local calling area) within LATA boundaries, and intraLATA Wide Area Toll Service (WATS)/800 services (volume discount offerings for customers with highly concentrated demand). Second, the Company provides exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide telecommunications service between LATAs ("interLATA service") to their customers.


      LINE OF BUSINESS RESTRICTIONS AND THE TELECOMMUNICATIONS ACT OF 1996

   The consent decree entitled "Modification of Final Judgment" ("MFJ") approved by the United States District Court for the District of Columbia (the "D.C. District Court") which, together with the Plan of Reorganization ("Plan") approved by the D.C. District Court, set forth the terms of Divestiture also established certain restrictions on the post-Divestiture activities of the RHCs, including Bell Atlantic and its subsidiaries. The MFJ's principal restrictions on post-Divestiture RHC activities included prohibitions on (i) providing interexchange telecommunications, and (ii) engaging in the manufacture of telecommunications equipment and customer premises equipment ("CPE").

   The Telecommunications Act of 1996 (the "Act") became effective on February 8, 1996 and replaces the MFJ. In general, the Act includes provisions that would open the Company's local exchange markets to competition and would permit local exchange carriers, such as the Company, to provide interLATA services (long distance) and video programming and to engage in manufacturing. However, the ability of the Company to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations to be promulgated thereunder. For a brief discussion of certain provisions of the Act, see "Management's Discussion and Analysis of Results of Operations - Factors That May Impact Future Results, Federal Legislation" on page 14.


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

                    Bell Atlantic - Washington, D.C., Inc.

   The Consumer Services LOB markets communications services to residential
       -----------------
customers within the service territories of the Network Services Companies, including the service territory of the Company.

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

   The Small Business Services LOB markets communications and information
       -----------------------
services to small businesses (customers having up to 20 access lines).

   The Large Business Services LOB markets communications and information
       -----------------------
services to large businesses (customers having more than 20 access lines).
These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network integration (integrating multiple geographically disparate networks into one system), network optimization (disaster avoidance, 911, intelligent vehicle highway systems), video services (distance learning, telemedicine, videoconferencing) and interactive multi-media applications services.

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

   The Network LOB manages the technologies, services and systems platforms
       -------
required by the other LOBs and the Network Services Companies, including the Company, to meet the needs of their respective customers, including switching, feature development and on-premises installation and maintenance services.


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

   The FCC has prescribed structures for exchange access tariffs to specify the charges ("access charges") for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. In general, the tariff structures prescribed by the FCC provide that interstate costs which do not vary based on usage ("non-traffic sensitive costs") are recovered from subscribers through flat monthly charges ("subscriber line charges"), and from interexchange carriers through usage-sensitive Carrier Common Line ("CCL") charges. Traffic-sensitive interstate costs are recovered from carriers through variable access charges based on several factors, primarily usage.

                    Bell Atlantic - Washington, D.C., Inc.

   Price Caps

   The price cap system, which became effective in 1991, (the "Prior Price Cap Plan") placed a cap on overall LEC prices for interstate access services which was modified annually, in inflation-adjusted terms, by a fixed percentage which was intended to reflect increases in productivity. The price cap level could also be adjusted to reflect "exogenous" changes, such as changes in FCC separations procedures or accounting rules. Under the Prior Price Cap Plan, the Company was required to share with customers in the form of prospective rate reductions a portion of its earnings above a certain authorized rate of return.

   In March 1995, the FCC approved an Interim Price Cap Plan ("Interim Plan") for interstate access charges, which became effective on August 1, 1995, and replaced the Prior Price Cap Plan.

   Under the Interim Plan, the Company's price cap index must be adjusted by an inflation index (GDP-PI), less a fixed percentage, either 4.0%, 4.7% or 5.3%, which is intended to reflect increases in productivity ("Productivity Factor"). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share a portion of their future interstate earnings. The Interim Plan also provided for a reduction in the price cap index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan also eliminated the recovery of certain "exogenous" cost changes, including changes in accounting costs that the FCC believes have no economic consequences.

   In May 1995, Bell Atlantic selected the 5.3% Productivity Factor for the August 1995 to June 1996 tariff period. The rates included in the May 1995 filing resulted in price decreases totaling approximately $14,600,000 on an annual basis. These price decreases included the scheduled expiration of a temporary rate increase of approximately $4,700,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $9,900,000 reduction resulted from compliance with the Interim Plan. The remaining 20% represented reductions that the Company was required to make under the Prior Price Cap Plan.

   Bell Atlantic appealed the Interim Price Cap Order to the Court of Appeals for the D.C. Circuit, and that case is currently pending.

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

                    Bell Atlantic - Washington, D.C., Inc.

                  STATE REGULATION AND COMPETITIVE ENVIRONMENT

   The communications services of the Company are subject to regulation by the District of Columbia Public Service Commission (the "PSC") with respect to intrastate rates and services and certain other matters.

   In January 1993, the PSC adopted a regulatory reform plan ("D.C. Reform Plan") for the intra-Washington, D.C. services of the Company, for a three-year trial period. The D.C. Reform Plan provides a banded rate of return of 100 basis points over or under the authorized return on equity (which was set at 11.45% in December 1993). The Company is permitted to seek a rate increase if its return on equity falls below 10.45% and is required to share, through refunds, 50% of any earnings in excess of a return on equity of 12.45%.

   In January 1995, the Company filed a petition with the PSC seeking approval of a proposed price cap plan to become effective upon the expiration of the D.C. Reform Plan in 1996. In February 1996, the Company signed a settlement agreement with the Office of People's Counsel to implement a four-year price cap plan to replace the D.C. Reform Plan. The settlement agreement, if approved, would: (1) introduce a four-year price cap plan effective 1/1/96 through 12/31/99; (2) divide services into three categories, basic, discretionary and competitive; (3) cap certain basic residence rates for the term of the plan and allow other basic rates to change with the rate of inflation minus 3%; (4) allow discretionary services rates to increase by 15% annually; (5) eliminate pricing regulation of competitive services; (6) reduce residential rates by $3.1 million in 1996; business rates by $2.2 million in 1997 and $3.2 million in 1998; and
(7) establish a trust fund to wire public schools and libraries with Bell Atlantic integrated services digital network ("ISDN") lines. The agreement is pending approval by the PSC.

COMPETITION

   General

   Regulatory changes, as well as new technology, are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources. For a discussion of competition in the local exchange market, see "Management's Discussion and Analysis of Results of Operations - Factors That May Impact Future Results" on page 14.

   Alternative Access

   A substantial portion of the Company's revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

   The Company faces competition from alternative communications systems, constructed by large end users, interexchange carriers and alternative access vendors, which are capable of originating and/or terminating calls without the use of the Company's plant. In the Washington, D.C., metropolitan area, Institutional Communications Company, in which MFS-Intelenet of Washington, D.C., a subsidiary of MFS Communications Company, Inc. ("MFS"), has acquired a controlling interest, has deployed an optical fiber network to compete with the Company in the provision of switched and special access services and local services.

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

                    Bell Atlantic - Washington, D.C., Inc.

   Directories

   The Company continues to face significant competition from other providers of directories, as well as competition from other advertising media. In particular, the former sales representative of several of the Network Services Companies publishes directories in competition with those published by the Company in its service territory.

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


                                   EMPLOYEES

   As of December 31, 1995, the Company had approximately 1,900 employees. This workforce is augmented by employees of the centralized staff of NSI, who perform services for the Company on a contract basis.

                    Bell Atlantic - Washington, D.C., Inc.

ITEM 2.   PROPERTIES

                                    GENERAL

   The principal properties of the Company do not lend themselves to simple description by character and location. The Company's investment in plant, property and equipment consisted of the following at December 31:

                                                    1995   1994
                                                    -----  -----
   Central office equipment......................     39%    41%
   Cable, wiring and conduit.....................     20     21
   Land and buildings............................     13     13
   Other equipment...............................     23     20
   Other.........................................      5      5
                                                    -----  -----
                                                     100%   100%
                                                    =====  =====


   "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Cable, wiring and conduit" consists primarily of aerial cable, underground cable, conduit and wiring. "Land and buildings" consists of land owned in fee and improvements thereto, principally central office buildings. "Other equipment" consists of public telephone terminal equipment and other terminal equipment, poles, furniture, office equipment, and vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases and leasehold improvements.

   The Company's customers are served by electronic switching systems that provide a wide variety of services. The Company's network is in a transition from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services. At December 31, 1995, approximately 79% of the access lines were served by digital capability.


                              CAPITAL EXPENDITURES

   The Company has been making and expects to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $106 million in 1993, $123 million in 1994 and $205 million in 1995. The total investment in plant, property and equipment was approximately $1.31 billion at December 31, 1993, $1.35 billion at December 31, 1994, and $1.45 billion at December 31, 1995, in each case after giving effect to retirements, but before deducting accumulated depreciation at such date.

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

   Effective in 1994, the Company and the other Regional Holding Companies agreed to discontinue sharing of new pre-Divestiture claims and certain existing claims other than claims relating to environmental matters. AT&T is not a party to this agreement.

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


RESULTS OF OPERATIONS
---------------------

   The Company reported net income of $31,497,000 in 1995, compared to a loss of $34,682,000 in 1994.

   In 1994, the Company recorded a pretax charge of $7,959,000, in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112), to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. Results for 1994 also included a noncash, after-tax extraordinary charge of $74,647,000 in connection with the Company's decision to discontinue application of regulatory accounting principles required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (see Note 2 to the Financial Statements).

   These and other items affecting the comparison of operating results between 1995 and 1994 are discussed in the following sections.

OPERATING REVENUES
------------------

FOR THE YEARS ENDED DECEMBER 31                     1995        1994
-----------------------------------------------------------------------
                                                 (DOLLARS IN THOUSANDS)
Transport Services
  Local service..........................         $241,779    $243,717
  Network access.........................          119,945     114,714
  Toll service...........................            3,944       4,548
Ancillary Services
  Directory publishing...................           32,870      31,818
  Other..................................           73,942      62,880
Value-added Services.....................           91,732      90,442
                                                  --------    --------
Total....................................         $564,212    $548,119
                                                  ========    ========

TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------

                                                            PERCENTAGE
                                                             INCREASE
                                            1995      1994  (DECREASE)
----------------------------------------------------------------------
AT YEAR-END
-----------
 Access Lines in Service (In thousands)
   Residence.............................    288       286          .7%
   Business..............................    574       560         2.5
   Public................................     10        10           -
                                           -----     -----
                                             872       856         1.9
                                           =====     =====
For the Year
------------
 Access Minutes of Use (In millions)
   Interstate............................  2,771     2,694         2.9
                                           =====     =====

 Toll Messages (In thousands)
   Interstate............................  3,995     4,161        (4.0)
                                           =====     =====

                    Bell Atlantic - Washington, D.C., Inc.

LOCAL SERVICE REVENUES

   DOLLARS IN THOUSANDS              (DECREASE)
--------------------------------------------------------------------------------
   1995 - 1994               $(1,938)          (.8)%
--------------------------------------------------------------------------------

   Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

   Local service revenues decreased due to a reduction in the Subscriber Plant Factor Surcharge applied to basic local services, effective May 1994, and lower public telephone and directory assistance revenues. These revenue decreases were substantially offset by volume-related growth for basic local services as reflected by a 1.9% increase in network access lines in service.


NETWORK ACCESS REVENUES

   DOLLARS IN THOUSANDS               INCREASE
--------------------------------------------------------------------------------
   1995 - 1994                  $5,231        4.6%
--------------------------------------------------------------------------------



   Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long distance services to IXCs' customers and from end-user subscribers. Switched access service revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by IXCs and end-users who have private networks. End-user access revenues are earned from local exchange carrier customers who pay for access to the network.

   Network access revenues increased principally due to higher customer demand for access services as reflected by growth of 2.9% in access minutes of use. Lower obligations to affiliated companies pursuant to an interstate revenue sharing agreement also contributed to the growth in network access revenues in 1995. Revenues in 1995 were positively impacted by a temporary rate increase that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs.

   Revenue growth from volume increases was partially offset by the effect of price reductions under the Federal Communications Commission's (FCC) Price Cap Plans.

   In March 1995, the FCC adopted an order approving an Interim Price Cap Plan for interstate access charges, which replaced the prior Price Cap Plan. As required by the FCC's order, Bell Atlantic filed its Transmittal of Interstate Rates, which resulted in price decreases for the Company totaling approximately $14,600,000 on an annual basis, effective August 1, 1995. These price decreases included the scheduled expiration of a temporary rate increase of approximately $4,700,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Also as part of the filing, Bell Atlantic selected a 5.3% Productivity Factor, which eliminates the requirement to share a portion of interstate overearnings related to the August 1995 to June 1996 tariff period.


TOLL SERVICE REVENUES

   DOLLARS IN THOUSANDS              (DECREASE)
--------------------------------------------------------------------------------
   1995 - 1994                 $(604)          (13.3)%
--------------------------------------------------------------------------------



   Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as Local Access and Transport Areas (LATAs). Other toll services include 800 services and Wide Area Telephone Service (WATS).

   The reduction in toll service revenues was caused by a decline of 4.0% in toll message volumes and a settlement with an independent carrier in the third quarter of 1995.

                    Bell Atlantic - Washington, D.C., Inc.

DIRECTORY PUBLISHING REVENUES

   DOLLARS IN THOUSANDS               INCREASE
--------------------------------------------------------------------------------
   1995 - 1994                  $1,052        3.3%
--------------------------------------------------------------------------------


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


OTHER ANCILLARY SERVICES REVENUES

   DOLLARS IN THOUSANDS               INCREASE
--------------------------------------------------------------------------------
   1995 - 1994                 $11,062        17.6%
--------------------------------------------------------------------------------


   Other ancillary services include billing and collection services provided to IXCs and facilities rental services provided to affiliates and non-affiliates.

   Other ancillary services revenues increased due to higher facilities rental revenues from affiliates in 1995. The increase was offset, in part, by a reduction in billing and collection services revenues as a result of the elimination of certain services from a contract with an IXC.


VALUE-ADDED SERVICES REVENUES

   DOLLARS IN THOUSANDS               INCREASE
--------------------------------------------------------------------------------
   1995 - 1994                  $1,290        1.4%
--------------------------------------------------------------------------------


   Value-added services represent a family of services which expand the utilization of the network. These services include recent products such as voice messaging services, Caller ID and Return Call as well as more mature products such as Centrex, Touch-Tone, and customer premises wiring and maintenance services.

   Continued growth in the network customer base (access lines) and higher demand by customers for certain value-added central office and voice messaging services offered by the Company increased value-added services revenues in 1995. Higher demand for customer premises services by government customers also contributed to the growth in value-added services revenues in 1995. These increases were partially offset by a reduction in contract billing for certain advanced premises services for large business customers. Such premises services, which were primarily performed by the Company until May 1994, are now contracted with another affiliate of Bell Atlantic.

                    Bell Atlantic - Washington, D.C., Inc.


OPERATING EXPENSES
------------------


FOR THE YEARS ENDED DECEMBER 31                     1995            1994
------------------------------------------------------------------------
                                                 (DOLLARS IN THOUSANDS)
Employee costs, including benefits and taxes..  $138,505        $155,721
Depreciation and amortization.................   113,952         106,679
Other operating expenses......................   237,531         210,166
                                                --------        --------
Total.........................................  $489,988        $472,566
                                                ========        ========

EMPLOYEE COSTS

   DOLLARS IN THOUSANDS              (DECREASE)
--------------------------------------------------------------------------------
   1995 - 1994              $(17,216)          (11.1)%
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

   The decrease in employee costs was due to the effect of lower workforce levels, decreased overtime pay, and a reduction in pension and postretirement benefit costs in 1995. The effect of a third quarter 1994 charge of $6,010,000 to recognize benefit costs, in accordance with Statement No. 112, for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans also contributed to the decrease in employee costs in 1995. Benefit costs associated with the separation of employees of NSI were allocated to the Company and included in other operating expenses. These cost reductions were partially offset by annual salary and wage increases and the recognition of certain contract labor and separation pay costs in 1995 associated with the contract settlement with the Communications Workers of America (CWA).

   The Company's contract with the CWA, representing approximately 1,800 employees, expired on August 5, 1995. In January 1996, a tentative three-year labor agreement was reached, which was subsequently ratified in February 1996. The agreement includes a 10.6% wage increase over the three-year contract period, a ratification bonus, improved pensions and benefits, and certain employment security provisions.


DEPRECIATION AND AMORTIZATION

   DOLLARS IN THOUSANDS               INCREASE
--------------------------------------------------------------------------------
   1995 - 1994                  $7,273        6.8%
--------------------------------------------------------------------------------


   Depreciation and amortization increased principally due to growth in depreciable telephone plant and higher depreciation rates. The composite depreciation rates were 8.5% in 1995 and 8.3% in 1994.


OTHER OPERATING EXPENSES

   DOLLARS IN THOUSANDS               INCREASE
--------------------------------------------------------------------------------
   1995 - 1994                 $27,365        13.0%
--------------------------------------------------------------------------------


   Other operating expenses consist primarily of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable and other costs.

   The increase in other operating expenses was attributable to higher centralized services costs allocated from NSI, primarily as a result of additional costs incurred in that organization to enhance systems, consolidate work activities and

                    Bell Atlantic - Washington, D.C., Inc.

market value-added services at Bell Atlantic's network services subsidiaries. Higher contracted services and network software costs, and an increase in the provision for uncollectible accounts receivable also contributed to the increase in other operating expenses in 1995. These increases were partially offset by the effect of a third quarter 1994 charge for the Company's allocated share of separation benefit costs associated with the employees of NSI.


OTHER INCOME AND (EXPENSE), NET

   DOLLARS IN THOUSANDS              (DECREASE)
--------------------------------------------------------------------------------
   1995 - 1994                      $(9,883)
--------------------------------------------------------------------------------



   The change in other income and (expense), net was largely attributable to the effect of a gain on the sale of land recorded in 1994 and the elimination of the allowance for funds used during construction.

   Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.


INTEREST EXPENSE

   DOLLARS IN THOUSANDS               INCREASE
--------------------------------------------------------------------------------
   1995 - 1994                $1,118             6.3%
--------------------------------------------------------------------------------


   Interest expense increased principally due to higher levels of average short-term debt during 1995. This increase was partially offset by the recognition of increased capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles, effective August 1, 1994.


PROVISION FOR INCOME TAXES

   DOLLARS IN THOUSANDS              (DECREASE)
--------------------------------------------------------------------------------
   1995 - 1994               $(3,862)          (14.8)%
--------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

FOR THE YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------
   1995                                41.3%
--------------------------------------------------------------------------------
   1994                                39.5%
--------------------------------------------------------------------------------



   The Company's effective income tax rate was higher in 1995 principally due to the reduction in the amortization of investment tax credits and the elimination of the benefit of the income tax rate differential applied to reversing timing differences, both as a result of the discontinued application of regulatory accounting principles in August 1994.

   A reconciliation of the statutory federal income tax rate to the effective income tax rate for each period is provided in Note 9 to the Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

FACTORS THAT MAY IMPACT FUTURE RESULTS
--------------------------------------

   FEDERAL LEGISLATION

   The Telecommunications Act of 1996 (the Act), which became effective on February 8, 1996, is the most comprehensive revision of the federal communications laws in over 60 years. In general, the Act includes provisions that would open the Company's local exchange markets to competition and would permit local exchange carriers, such as the Company, upon meeting certain conditions, to provide interLATA services (long distance) and video programming and to engage in manufacturing.

   With regard to the rules governing competition in the interLATA market, the Act takes a two-fold approach. Effective February 8, 1996, Bell Atlantic is permitted to apply for approval to offer interLATA services outside of the geographic region in which it currently operates as a local exchange carrier. Bell Atlantic has announced its plans to offer such services in several states.

   Secondly, within Bell Atlantic's geographic region, each of the telephone subsidiaries, including the Company, must demonstrate to the FCC that it has satisfied certain requirements in order to be permitted to offer interLATA services within its jurisdiction. Among the requirements with which the Company must comply is a 14-point "competitive checklist" which is aimed at ensuring that competitors have the ability to connect to the Company's network. The Company must also demonstrate to the FCC that its entry into the interLATA market would be in the public interest.

   The Act also imposes specific requirements on the Company that are intended to promote competition in the local exchange markets. These requirements include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service and exchange access at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services for resale at wholesale prices; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications and (v) provide physical collocation.

   No definitive prediction can be made as to the specific impact of the Act on the business or financial condition of the Company. The financial impact on the Company will be dependent on several factors, including the timing, extent and success of competition in the Company's market and the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act.

   COMPETITION

   Local Exchange Services

   The ability to offer local exchange services has historically been subject to regulation by the District of Columbia Public Service Commission (PSC). An application to provide local exchange services filed by MFS - Intelenet of Washington, D.C., a subsidiary of MFS Communications Company, Inc., is currently pending. The Act is expected to significantly increase the level of competition in the Company's local exchange market. However, increased competition in the local exchange market will facilitate FCC approval of the Company's entry into the interLATA markets.

   Other

   See Item 1 - Description of Business, Competition on pages 4 and 5 for additional information on the Company's competitive environment.

                    Bell Atlantic - Washington, D.C., Inc.

   OTHER STATE REGULATORY MATTERS

   The communications services of the Company are subject to regulation by the PSC with respect to intrastate rates and certain other matters.

   In January 1993, the PSC adopted a regulatory reform plan (D.C. Reform Plan) for the intra-Washington, D.C. services of the Company, for a three-year trial period. The D.C. Reform Plan provides a banded rate of return of 100 basis points over or under the authorized return on equity (which was set at 11.45% in December 1993). The Company is permitted to seek a rate increase if its return on equity falls below 10.45% and is required to share, through refunds, 50% of any earnings in excess of a return on equity of 12.45%.

   In January 1995, the Company filed a petition with the PSC seeking approval of a proposed price cap plan to become effective upon the expiration of the D.C. Reform Plan in 1996. In February 1996, the Company signed a settlement agreement with the Office of People's Counsel to implement a four-year price cap plan to replace the D.C. Reform Plan. The settlement agreement, if approved, would: (1) introduce a four-year price cap plan effective 1/1/96 through 12/31/99; (2) divide services into three categories: basic, discretionary and competitive; (3) cap certain basic residence rates for the term of the plan and allow other basic rates to change with the rate of inflation minus 3%; (4) allow discretionary services rates to increase by 15% annually; (5) eliminate pricing regulation of competitive services; (6) reduce residential rates by $3.1 million in 1996; business rates by $2.2 million in 1997 and $3.2 million in 1998; and
(7) establish a trust fund to wire public schools and libraries with Bell Atlantic integrated services digital network (ISDN) lines. The agreement is pending approval by the PSC.


OTHER MATTERS
-------------

   ENVIRONMENTAL ISSUES

   The Company is subject to a number of environmental proceedings as a result of its operations and the shared liability provisions in the Plan of Reorganization related to the Modification of Final Judgment. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

   The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liabilities reflect those specific situations where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any additional potential liability would not have a material effect on the Company's results of operations or financial condition.


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

   As of December 31, 1995, the Company had $50,549,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company has $60,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

   The Company's debt ratio was 59.1% at December 31, 1995, compared to 55.0% at December 31, 1994

                    Bell Atlantic - Washington, D.C., Inc.

                                    PART II


Item 8.  Financial Statements and Supplementary Data

         The information required by this Item is set forth on pages F-1 through F-21.


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

         (2)  Financial Statement Schedule

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

         3b    By-Laws of the registrant, as amended December 15, 1995.

                3b(i) Consent of Sole Stockholder of Bell Atlantic -
                      Washington, D.C., Inc., dated December 15, 1995.

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

         23   Consent of Independent Accountants.

         24   Powers of Attorney.

         27   Financial Data Schedule.


   (b)  Reports on Form 8-K

             There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1995.

                    Bell Atlantic - Washington, D.C., Inc.

                                   SIGNATURES


   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                      Bell Atlantic - Washington, D.C., Inc.


                                      By   /s/    Sheila D. Shears
                                           -----------------------------
                                                  Sheila D. Shears
                                                  Controller and Treasurer



March 27, 1996


   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


Principal Executive Officer:

 William M. Freeman      President and
                         Chief Executive
                         Officer

Principal Financial Officer:

 Sheila D. Shears        Controller and
                         Treasurer


Directors:                            By   /s/    Sheila D. Shears
                                           -------------------------------
 Sherry F. Bellamy                                Sheila D. Shears
 Barbara L. Connor                                (individually and as
 William M. Freeman                               attorney-in-fact)
 Diane B. Gongaware                               March 27, 1996
 Marie C. Johns
 Glen N. Jones
 Sheila D. Shears

                     Bell Atlantic - Washington, D.C., Inc.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                             Page
                                                                             ----

   Report of Independent Accountants......................................   F-2

   Statements of Operations and Reinvested Earnings (Accumulated Deficit)
      For the years ended December 31, 1995, 1994 and 1993................   F-3

   Balance Sheets - December 31, 1995 and 1994............................   F-4

   Statements of Cash Flows
      For the years ended December 31, 1995, 1994 and 1993................   F-6

   Notes to Financial Statements..........................................   F-7

   Schedule II - Valuation and Qualifying Accounts
      For the years ended December 31, 1995, 1994 and 1993................  F-21


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bell Atlantic - Washington, D.C., Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Notes 1 and 2 to the financial statements, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," effective August 1, 1994. Also, as discussed in Notes 1, 8 and 9 to the financial statements, the Company changed its method of accounting for income taxes and postemployment benefits in 1993.



/s/ COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 5, 1996

                    Bell Atlantic - Washington, D.C., Inc.

     STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS (ACCUMULATED DEFICIT)
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN THOUSANDS)



                                                    1995        1994        1993
                                                  --------    --------    --------
OPERATING REVENUES (including $60,176,
 $46,269 and $59,244 from affiliates).........    $564,212    $548,119    $551,576
                                                  --------    --------    --------

OPERATING EXPENSES
  Employee costs, including benefits
   and taxes..................................     138,505     155,721     158,149
  Depreciation and amortization...............     113,952     106,679     107,658
  Other (including $132,258, $122,371
   and $118,277 to affiliates)................     237,531     210,166     214,186
                                                  --------    --------    --------
                                                   489,988     472,566     479,993
                                                  --------    --------    --------

OPERATING INCOME..............................      74,224      75,553      71,583

OTHER INCOME AND (EXPENSE), NET
  Allowance for funds used
   during construction........................         ---         295         699
  Other, net (including $0, $371
   and $214 from affiliate)...................      (1,659)      7,929        (615)
                                                  --------    --------    --------
                                                    (1,659)      8,224          84
INTEREST EXPENSE (including $2,766, $103
  and $124 to affiliate)......................      18,881      17,763      19,391
                                                  --------    --------    --------

INCOME BEFORE PROVISION FOR INCOME TAXES,
  EXTRAORDINARY ITEMS, AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE...................................      53,684      66,014      52,276

PROVISION FOR INCOME TAXES....................      22,187      26,049      16,215
                                                  --------    --------    --------

INCOME BEFORE EXTRAORDINARY ITEMS AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE.........................      31,497      39,965      36,061
                                                  --------    --------    --------

EXTRAORDINARY ITEMS
 Discontinuation of Regulatory Accounting
  Principles, Net of Tax......................         ---     (74,647)        ---
 Early Extinguishment of Debt,
  Net of Tax..................................         ---         ---      (4,494)
                                                  --------    --------    --------
                                                       ---     (74,647)     (4,494)
                                                  --------    --------    --------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE
  Postemployment Benefits, Net of Tax.........         ---         ---      (4,221)
                                                  --------    --------    --------

NET INCOME (LOSS).............................    $ 31,497    $(34,682)   $ 27,346
                                                  ========    ========    ========

REINVESTED EARNINGS (ACCUMULATED DEFICIT)
  At beginning of year........................    $(27,330)   $ 33,739    $ 41,340
  Add:  net income (loss).....................      31,497     (34,682)     27,346
                                                  --------    --------    --------
                                                     4,167        (943)     68,686
  Deduct:  dividends..........................         ---      26,317      34,800
           other changes......................         381          70         147
                                                  --------    --------    --------
  At end of year..............................    $  3,786    $(27,330)   $ 33,739
                                                  ========    ========    ========

                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS
                                     ------


                                                         DECEMBER 31
                                                    ----------------------
                                                       1995        1994
                                                    ----------  ----------
CURRENT ASSETS
Accounts receivable:
 Customers and agents, net of allowances for
   uncollectibles of $9,193 and $6,475............  $  116,910  $  113,812
 Affiliates.......................................      19,750      20,268
 Other............................................      28,567      32,411
Material and supplies.............................       2,591       2,418
Prepaid expenses..................................      20,139      23,464
Deferred income taxes.............................       5,054       3,668
Other.............................................         ---         682
                                                    ----------  ----------
                                                       193,011     196,723
                                                    ----------  ----------

PLANT, PROPERTY AND EQUIPMENT.....................   1,445,606   1,354,514
Less accumulated depreciation.....................     703,316     695,888
                                                    ----------  ----------
                                                       742,290     658,626
                                                    ----------  ----------

OTHER ASSETS......................................      14,037      31,693
                                                    ----------  ----------

TOTAL ASSETS......................................  $  949,338  $  887,042
                                                    ==========  ==========


                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


                                                            DECEMBER 31
                                                      ------------------------
                                                        1995           1994
                                                      ---------      ---------
CURRENT LIABILITIES
Debt maturing within one year
 Note payable to affiliate.........................     $ 74,451      $  7,462
 Other.............................................        1,375         1,162
Accounts payable and accrued liabilities:
 Affiliates........................................      102,772        99,030
 Other.............................................       82,417        95,316
Advance billings and customer deposits.............       11,261         9,856
                                                        --------      --------
                                                         272,276       212,826
                                                        --------      --------

LONG-TERM DEBT.....................................      247,709       248,947
                                                        --------      --------

EMPLOYEE BENEFIT OBLIGATIONS.......................      151,217       152,019
                                                        --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..............................       18,315        19,977
Unamortized investment tax credits.................        4,895         5,785
Other..............................................       30,623        37,079
                                                        --------      --------
                                                          53,833        62,841
                                                        --------      --------

COMMITMENTS (Note 4)

SHAREOWNER'S INVESTMENT
Common stock - one share, owned by
 parent, at stated value...........................      191,968       191,968
Capital surplus....................................       28,549        45,771
Reinvested earnings (accumulated deficit)..........        3,786       (27,330)
                                                        --------      --------
                                                         224,303       210,409
                                                        --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT......     $949,338      $887,042
                                                        ========      ========


                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN THOUSANDS)


                                                                     1995             1994             1993
                                                                 -----------       -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)......................................          $  31,497         $ (34,682)        $  27,346
Adjustments to reconcile net income (loss) to..........
  net cash provided by operating activities:
    Depreciation and amortization......................            113,952           106,679           107,658
    Extraordinary items, net of tax....................                ---            74,647             4,494
    Cumulative effect of change in accounting
      principle, net of tax............................                ---               ---             4,221
    Allowance for funds used during construction.......                ---              (295)             (699)
    Other items, net...................................              2,230            (8,132)           (6,550)
    Changes in certain assets and liabilities:
       Accounts receivable.............................             (1,079)           (5,167)            5,530
       Material and supplies ..........................               (172)             (948)              359
       Other assets....................................             21,632           (23,017)            1,677
       Accounts payable and accrued taxes..............             (3,019)           14,221             8,575
       Deferred income taxes, net .....................             (3,048)           (5,832)          (13,134)
       Unamortized investment tax credits..............               (890)           (1,979)           (3,582)
       Employee benefit obligations ...................               (802)           14,899             5,649
       Other liabilities ..............................             (4,964)           (1,631)            3,550
                                                                 ---------         ---------         ---------
Net cash provided by operating activities..............            155,337           128,763           145,094
                                                                 ---------         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments....................             (5,791)              ---               ---
Proceeds from sale of short-term investments...........              5,791               ---               ---
Additions to plant, property and equipment ............           (205,094)         (123,112)         (108,171)
Net change in note receivable from affiliate ..........                ---             6,728            (2,070)
Other, net ............................................              7,493             5,161             3,504
                                                                 ---------         ---------         ---------
Net cash used in investing activities .................           (197,601)         (111,223)         (106,737)
                                                                 ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings...............................                ---               118            89,652
Principal repayments of borrowings and
 capital lease obligations ............................             (1,226)           (1,127)           (1,620)
Early extinguishment of debt...........................                ---               ---           (90,381)
Net change in note payable to affiliate................             66,989             7,462               ---
Dividends paid.........................................                ---           (26,317)          (34,800)
Capital surplus distribution...........................            (17,222)          (12,229)              ---
Net change in outstanding checks drawn on
 controlled disbursement accounts......................             (6,277)           14,517            (1,219)
                                                                 ---------         ---------         ---------
Net cash provided by/(used in) financing activities....             42,264           (17,576)          (38,368)
                                                                 ---------         ---------         ---------

NET CHANGE IN CASH.....................................                ---               (36)              (11)

CASH, BEGINNING OF YEAR................................                ---                36                47
                                                                 ---------         ---------         ---------
CASH, END OF YEAR......................................          $     ---         $     ---         $      36
                                                                 =========         =========         =========


                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Description of Business

   Bell Atlantic - Washington, D.C., Inc. (the Company) is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The Company provides two basic types of telecommunications services in a territory consisting of a single Local Access and Transport Area (LATA) in Washington, D.C. First, the Company transports telecommunications traffic between subscribers located within the same LATA (intraLATA service), including both local and toll services.
Local service includes the provision of local exchange, local private line and public telephone services. Toll service includes message toll services and intraLATA Wide Area Toll Service/800 services. Second, the Company provides exchange access service, which links a subscriber's telephone equipment to the facilities of an interexchange carrier (IXC) which, in turn, provides telecommunications service between LATAs (interLATA service) to their customers. Other services provided by the Company include directory publishing, customer premises wiring and maintenance, and billing and collection services.

   The Telecommunications Act of 1996 is the most comprehensive revision of the federal communications laws in over 60 years. In general, the Telecommunications Act includes provisions that would open the Company's local exchange markets to competition and would permit local exchange carriers, such as the Company, upon meeting certain conditions, to provide interLATA services (long distance) and video programming and to engage in manufacturing.

   BASIS OF PRESENTATION

   Effective August 1, 1994, the Company discontinued accounting for its operations under the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71) (see Note 2).

   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from those estimates.

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

   SHORT-TERM INVESTMENTS

   Short-term investments consist of investments that mature 91 days to 12 months from the date of purchase. Short-term investments are stated at cost, which approximates market value.

   MATERIAL AND SUPPLIES

   New and reusable materials are carried in inventory, principally at average original cost, except that specific costs are used in the case of large individual items.

                    Bell Atlantic - Washington, D.C., Inc.

   PREPAID DIRECTORY

   Costs of directory production and advertising sales are principally deferred until the directory is published. Such costs are amortized to expense and the related advertising revenues are recognized over the average life of the directory, which is generally 12 months.

   PLANT AND DEPRECIATION

   The Company's provision for depreciation is based principally on the composite group remaining life method of depreciation and straight-line composite rates. This method provides for the recovery of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. The composite group method requires periodic revisions to depreciation rates based on a number of variables, including retirement estimates, survivor curves, salvage, and cost of removal.

   In connection with the discontinued application of Statement No. 71, effective August 1, 1994, for financial reporting purposes, the Company began using estimated asset lives for certain categories of plant and equipment that were shorter than those approved by regulators prior to the discontinuance of Statement No. 71. The shorter lives result principally from the Company's expectation as to the revenue-producing lives of the assets.

   The following asset lives were used in 1994 and 1995:

                                JANUARY 1, 1994      EFFECTIVE
AVERAGE LIVES (IN YEARS)        TO JULY 31, 1994  AUGUST 1, 1994   1995
------------------------------  ----------------  --------------  -------

   Buildings..................       19 - 44         20 - 40      19 - 40
   Central office equipment...       12 - 17          8 - 12       6 - 12
   Cable, wiring and conduit..       22 - 55         14 - 50      16 - 50
   Other equipment............        6 - 35          6 - 35       5 - 30

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

   EMPLOYEE BENEFITS

   Pensions, Postretirement Benefits Other Than Pensions, and Postemployment Benefits

   Substantially all employees of the Company are covered under multi-employer noncontributory defined benefit pension plans and postretirement health and life insurance benefit plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company.

                    Bell Atlantic - Washington, D.C., Inc.

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

   The Company also provides employees with postemployment benefits such as disability benefits, workers' compensation, and severance pay. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."

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

   RECLASSIFICATIONS

   Certain reclassifications of prior years' data have been made to conform to 1995 classifications.


2. DISCONTINUATION OF REGULATORY ACCOUNTING PRINCIPLES

   In the third quarter of 1994, the Company determined that it was no longer eligible for continued application of the accounting required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). In connection with the decision to discontinue regulatory accounting principles under Statement No. 71, the Company recorded a noncash, extraordinary charge of $74,647,000, which is net of an income tax benefit of $74,423,000.

   The Company's determination that it was no longer eligible for continued application of the accounting required by Statement No. 71 was based on the belief that the convergence of competition, technological change, actual and potential regulatory, legislative and judicial actions, and other factors were creating fully open and competitive markets. In such markets, the Company does not believe it can be assured that prices can be maintained at levels that will recover the net carrying amount of existing telephone plant and equipment, which has been depreciated over relatively long regulator-prescribed lives. In addition, changes from cost-based regulation to a form of incentive regulation contributed to the determination that the continued application of Statement No. 71 was inappropriate.

   A summary of the components of the after-tax charge recognized as a result of the discontinued application of Statement No. 71 follows:

                                                          (DOLLARS IN THOUSANDS)
                                                         -----------------------

Increase in plant and equipment depreciation reserve......       $81,105
Accelerated investment tax credit amortization............        (5,018)
Tax-related regulatory asset and liability elimination....        (8,011)
Other regulatory asset and liability elimination..........         6,571
                                                                 -------
Total.....................................................       $74,647
                                                                 =======

                    Bell Atlantic - Washington, D.C., Inc.

   The increase in the accumulated depreciation reserve was supported by both an impairment analysis, which identified estimated amounts not recoverable from future discounted cash flows, and a depreciation study, which identified inadequate depreciation reserve levels which the Company believes resulted principally from the cumulative underdepreciation of plant as a result of the regulatory process. Investment tax credit amortization was accelerated as a result of the reduction in remaining asset lives of the associated telephone plant and equipment.

   Tax-related regulatory assets of $14,206,000 and tax-related regulatory liabilities of $22,217,000, which were established upon the adoption of Statement No. 109 and amortized as the related deferred taxes were recognized in the ratemaking process, were eliminated (See Note 9). The elimination of other regulatory assets and liabilities relates principally to deferred debt refinancing and vacation pay costs, which were being amortized as they were recognized in the ratemaking process.


3. PLANT, PROPERTY AND EQUIPMENT

   Plant, property and equipment, which is stated at cost, is summarized as follows at December 31:


                                   1995         1994
                                -----------  -----------
                                 (DOLLARS IN THOUSANDS)

Land...........................  $   12,101   $   10,354
Buildings......................     181,376      162,998
Central office equipment.......     568,382      552,370
Cable, wiring and conduit......     287,674      281,124
Other equipment................     331,740      274,456
Other..........................      35,049       30,530
Construction-in-progress.......      29,284       42,682
                                 ----------   ----------
                                  1,445,606    1,354,514
Accumulated depreciation.......    (703,316)    (695,888)
                                 ----------   ----------
Total..........................  $  742,290   $  658,626
                                 ==========   ==========

   Certain prior year amounts previously included in Construction-in-progress have been reclassified to Other to conform to 1995 classifications.


4. LEASES

   The Company leases certain facilities and equipment for use in its operations under both capital and operating leases. Plant, property and equipment included capital leases of $11,318,000 and $11,369,000, and related accumulated amortization of $7,245,000 and $6,245,000 at December 31, 1995 and 1994,
respectively. The Company incurred no initial capital lease obligations in 1995 and 1994, as compared to $4,346,000 in 1993.

   Total rent expense amounted to $10,786,000 in 1995, $9,254,000 in 1994 and $11,062,000 in 1993. Of these amounts, $8,756,000, $7,406,000 and $7,558,000 in
1995, 1994 and 1993, respectively, were lease payments to affiliated companies.

                    Bell Atlantic - Washington, D.C., Inc.

   At December 31, 1995, the aggregate minimum rental commitments under noncancelable leases for the periods shown are as follows:


YEARS                                    CAPITAL LEASES  OPERATING LEASES
-----                                    --------------  ----------------
                                             (DOLLARS IN THOUSANDS)

1996.............................            $1,630           $1,224
1997.............................               276            1,184
1998.............................               276            1,143
1999.............................               276            1,143
2000.............................             4,069              655
Thereafter.......................               ---              281
                                             ------           ------
Total............................             6,527           $5,630
                                                              ======

Less imputed interest and
     executory costs.............             1,494
                                             ------
Present value of net minimum
     lease payments..............             5,033
Less current installments........             1,289
                                             ------
Long-term obligation at
     December 31, 1995...........            $3,744
                                             ======

5. DEBT

   DEBT MATURING WITHIN ONE YEAR

   Debt maturing within one year consists of the following at December 31:


                                                             1995        1994
                                                         ------------  ----------
                                                          (DOLLARS IN THOUSANDS)

Note payable to affiliate (BANFC)....................      $74,451      $7,462
Long-term debt maturing within one year..............        1,375       1,162
                                                           -------      ------
Total................................................      $75,826      $8,624
                                                           =======      ======

Weighted average interest rate for note payable
  outstanding at year-end............................          5.8%        5.7%
                                                           =======      ======

   The Company has a contractual agreement with an affiliated company, Bell Atlantic Network Funding Corporation (BANFC), for the provision of short-term financing and cash management services. BANFC issues commercial paper and secures bank loans to fund the working capital requirements of Bell Atlantic's network services subsidiaries, including the Company, and invests funds in temporary investments on their behalf. At December 31, 1995, the Company had $50,549,000 of an unused line of credit with BANFC.

                    Bell Atlantic - Washington, D.C., Inc.

   LONG-TERM DEBT

   Long-term debt consists principally of debentures issued by the Company. Interest rates and maturities of the amounts outstanding are as follows at December 31:


                                                1995         1994
                                             -----------  -----------
                                              (DOLLARS IN THOUSANDS)

Thirty-seven year 4 3/8%, due 1998..........    $ 20,000     $ 20,000
Forty year 5 5/8%, due 2006.................      25,000       25,000
Forty year 7%, due 2009.....................      50,000       50,000
Forty year 7 3/4%, due 2013.................      60,000       60,000
Thirty year 7 3/4%, due 2023................      90,000       90,000
                                                --------     --------
                                                 245,000      245,000

Unamortized discount and premium, net.......      (1,211)      (1,249)
Capital lease obligations-average
     rate 8.9% and 8.5%.....................       5,033        6,020
Other long-term debt - 12.2% to 12.4%,
     due 1998 to 1999.......................         262          338
                                                --------     --------
Total long-term debt, including
     current maturities.....................     249,084      250,109
Less maturing within one year...............       1,375        1,162
                                                --------     --------
Total long-term debt........................    $247,709     $248,947
                                                ========     ========

   Long-term debt outstanding at December 31, 1995 includes $155,000,000 that is callable by the Company. The call prices range from 102.5% to 100.0% of face value, depending upon the remaining term to maturity of the issue.

   In 1993, the Company recorded an extraordinary charge associated with the early extinguishment of debentures called by the Company of $4,494,000, net of an income tax benefit of $3,082,000.

   At December 31, 1995, the Company had $60,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.


6. FINANCIAL INSTRUMENTS

   CONCENTRATIONS OF CREDIT RISK

   Financial instruments that subject the Company to concentrations of credit risk consist primarily of trade receivables.

   Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers in the Company's customer base. For the years ended December 31, 1995, 1994 and 1993, revenues generated from services provided to AT&T, primarily network access and billing and collection, were $36,550,000, $37,072,000 and $42,983,000, respectively. At December 31, 1995 and 1994, Accounts receivable, net, included $11,287,000 and $13,622,000, respectively, from AT&T.

                    Bell Atlantic - Washington, D.C., Inc.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

   Note Payable to Affiliate (BANFC)

   The carrying amount approximates fair value.

   Debt

   Fair value is estimated based on the quoted market prices for the same or similar issues or on the net present value of the expected future cash flows using current interest rates.

   The estimated fair values of the Company's financial instruments are as follows at December 31:


                                        1995                   1994
                                 ------------------     ------------------
                                 CARRYING    FAIR       CARRYING    FAIR
                                  AMOUNT    VALUE        AMOUNT    VALUE
                                 --------  --------     --------  --------
                                           (DOLLARS IN THOUSANDS)

Debt *.........................  $319,713  $325,305     $252,800  $225,190

   * Debt includes Long-term debt and Debt maturing within one year, but excludes capital lease obligations and unamortized discount and premium.


7.   SHAREOWNER'S INVESTMENT


                                           COMMON         CAPITAL        REINVESTED EARNINGS
   (DOLLARS IN THOUSANDS)                   STOCK         SURPLUS       (ACCUMULATED DEFICIT)
---------------------------              --------        --------       ---------------------
Balance at December 31, 1992...          $249,968        $    ---             $ 41,340

Net income.....................                                                 27,346
Dividends paid to Bell
 Atlantic Corporation..........                                                (34,800)
Other..........................                                                   (147)
                                         --------        --------           ----------
Balance at December 31,1993....           249,968             ---               33,739

Net loss.......................                                                (34,682)
Dividends paid to Bell
 Atlantic Corporation..........                                                (26,317)
Transfer of stated
 capital to capital surplus....           (58,000)         58,000
Distribution of capital
 surplus to Bell Atlantic
 Corporation...................                           (12,229)
Other..........................                                                    (70)
                                         --------        --------           ----------
Balance at December 31, 1994...           191,968          45,771              (27,330)

Net income.....................                                                 31,497
Distribution of capital
 surplus to Bell Atlantic
 Corporation...................                           (17,222)
Other..........................                                                   (381)
                                         --------        --------           ----------
Balance at December 31, 1995...          $191,968        $ 28,549             $  3,786
                                         ========        ========           ==========


   On October 31, 1994, the Board of Directors of the Company approved a transfer in the amount of $58,000,000 from stated capital, as represented by the Company's one issued share of common stock without par value, to capital surplus.

                    Bell Atlantic - Washington, D.C., Inc.

8. EMPLOYEE BENEFITS

   PENSION PLANS

   Substantially all of the Company's management and associate employees are covered under multi-employer noncontributory defined benefit pension plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company. The pension benefit formula is based on a flat dollar amount per year of service according to job classification under the associate plan. The pension benefit formula for plans covering management employees in 1995 and prior years is based on a stated percentage of adjusted career average earnings. The Company's objective in funding these plans is to accumulate funds at a relatively stable level over participants' working lives so that benefits are fully funded at retirement. Plan assets consist principally of investments in domestic and foreign corporate equity securities, U.S. and foreign government and corporate debt securities, and real estate.

   Effective January 1, 1996, the plan covering management employees was converted to a cash balance plan. Under the cash balance plan, pension benefits are determined by a combination of compensation credits based on age and service and individual account-based interest credits. Each management employee's opening account balance is based on accrued pension benefits as of December 31, 1995, and converted to a lump-sum amount determined under the prior plan's provisions. The lump-sum value is multiplied by a transition factor, based on age and service, to arrive at the opening balance.

   Pension cost was $1,615,000, $5,117,000 and $5,343,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The reduction in 1995 pension cost is principally due to an increase in the discount rate from 7.25% at December 31, 1993 to 8.25% at December 31, 1994, and plan changes.

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

   The significant assumptions used for the pension measurements were as follows at December 31:


                                                      1995   1994   1993
                                                      -----  -----  -----

Discount rate.......................................  7.25%  8.25%  7.25%
Rate of future increases in compensation levels.....  4.75%  5.25%  5.25%

   The expected long-term rate of return on plan assets was 8.25% for 1995, 1994 and 1993.

   Pension benefits for associate employees are subject to collective bargaining. Modifications in pension benefits have been bargained from time to time. Additionally, the Company has amended the benefit formula under pension plans maintained for its management employees. Substantive commitments for future amendments to the Company's pension plans have been reflected in determining the Company's pension cost. The actuarial assumptions used to determine pension cost are based on financial market interest rates, past experience, and management's best estimate of future benefit changes and economic conditions. Changes in these assumptions may impact future pension cost levels and benefit obligations.

   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

   Substantially all of the Company's management and associate employees are covered under postretirement health and life insurance benefit plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company. The determination of benefit cost for postretirement health benefit plans is based on comprehensive medical and dental benefit plan provisions. The postretirement life insurance benefit formula used in the determination of postretirement benefit cost is primarily based on annual basic pay at retirement. The Company funds the postretirement health and life insurance benefits of current and future retirees. Plan assets consist principally of investments in domestic and foreign corporate equity securities, and U.S. Government and corporate debt securities.

                    Bell Atlantic - Washington, D.C., Inc.

   Postretirement benefit cost was $8,658,000, $12,251,000 and $13,694,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Postretirement benefit cost decreased in 1995 principally as a result of an increase in the discount rate from 7.25% at December 31, 1993 to 8.25% at December 31, 1994, and the effect of favorable plan experience.

   Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (Statement No. 106) requires a comparison of the actuarial present value of projected postretirement benefit obligations with the fair value of plan assets, the disclosure of the components of net periodic postretirement benefit costs, a reconciliation of the funded status of the plan with amounts recorded on the balance sheets and the effect of a one-percentage-point increase in the assumed health care cost trend rates for each future year on net periodic postretirement benefit cost and the accumulated postretirement benefit obligation. The Company participates in multi-employer plans and therefore, such disclosures are not presented for the Company because the structure of the plans does not provide for the determination of this information on an individual participating company basis.

   Assumptions used in the actuarial computations for postretirement benefits are as follows at December 31:


                                                       1995    1994    1993
                                                      ------  ------  ------

Discount rate.......  .............................   7.25%   8.25%   7.25%
Rate of future increases in compensation levels....   4.75    5.25    5.25
Medical cost trend rate:
     Year ending...................................  11.00   12.00   13.00
     Ultimate (year 2003)..........................   5.00    5.00    5.00
Dental cost trend rate.............................   4.00    4.00    4.00

   The expected long-term rate of return on plan assets was 8.25% for 1995, 1994 and 1993.

   Postretirement benefits other than pensions for associate employees are subject to collective bargaining agreements and have been modified from time to time. The Company has also periodically modified benefits under plans maintained for its management employees. Substantive commitments for future amendments to the Company's postretirement benefit plans have been reflected in determining the Company's postretirement benefit cost. The actuarial assumptions used to determine postretirement benefit cost are based on financial market interest rates, past experience, and management's best estimate of future benefit changes and economic conditions. Changes in these assumptions may impact future postretirement benefit cost levels and benefit obligations.

   POSTEMPLOYMENT BENEFITS

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112). The cumulative effect at January 1, 1993 of adopting Statement No. 112 reduced net income by $4,221,000, net of a deferred income tax benefit of $2,891,000.

   In the third quarter of 1994, the Company recorded a pretax charge of $7,959,000 to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The charge, which was actuarially determined, represents benefits earned through July 1, 1994 for employees who are expected to receive separation payments in the future.

                    Bell Atlantic - Washington, D.C., Inc.

   SAVINGS PLANS AND EMPLOYEE STOCK OWNERSHIP PLANS

   Substantially all of the Company's employees are eligible to participate in savings plans established by Bell Atlantic to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and encourage employees to acquire and maintain an equity interest in Bell Atlantic. Under these plans, a certain percentage of eligible employee contributions are matched with shares of Bell Atlantic common stock. Bell Atlantic funds the matching contribution through two leveraged employee stock ownership plans (ESOPs). Bell Atlantic accounts for its ESOPs in accordance with the accounting rules applicable to companies with ESOP trusts that held securities prior to December 15, 1989. The Company recognizes its proportionate share of total ESOP cost based on the Company's matching obligation attributable to participating Company employees. The Company recorded total ESOP cost of $2,304,000, $2,383,000 and $2,279,000, in 1995, 1994 and 1993, respectively.


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

   Upon adoption of Statement No. 109, the effects of required adjustments to deferred tax balances of the Company, which would be recognized in the future for regulatory purposes, were deferred on the balance sheet as regulatory assets and liabilities in accordance with Statement No. 71. At January 1, 1993, the Company recorded income tax-related regulatory assets totaling $19,245,000 in Other Assets and income tax-related regulatory liabilities totaling $40,199,000 in Deferred Credits and Other Liabilities - Other. During 1993, these regulatory assets were increased by $722,000 and regulatory liabilities were reduced by $4,319,000 for the effect of the federal income tax rate increase from 34% to 35%, effective January 1, 1993.

   The income tax-related regulatory assets and liabilities were eliminated as a result of the discontinued application of Statement No. 71, effective August 1, 1994 (see Note 2).

   The components of income tax expense are as follows:


                              YEARS ENDED DECEMBER 31
                           -----------------------------
                             1995      1994      1993
                           --------  --------  ---------
                               (DOLLARS IN THOUSANDS)
Current:
  Federal.................  $19,847   $25,594   $ 24,752
  State and local.........    6,278     8,266      8,179
                            -------   -------   --------
  Total...................   26,125    33,860     32,931
                            -------   -------   --------

Deferred:
  Federal.................   (1,373)   (5,621)   (11,029)
  State and local.........   (1,675)     (211)    (2,105)
                            -------   -------   --------
  Total...................   (3,048)   (5,832)   (13,134)
                            -------   -------   --------
                             23,077    28,028     19,797
Investment tax credits....     (890)   (1,979)    (3,582)
                            -------   -------   --------
Total income tax expense..  $22,187   $26,049   $ 16,215
                            =======   =======   ========

   In 1994, state income tax rate changes resulted in an increase to deferred tax expense of $705,000. As a result of the increase in the federal corporate income tax rate from 34% to 35%, effective January 1, 1993, the Company recorded a net benefit to the tax provision of $131,000 in 1993.

                    Bell Atlantic - Washington, D.C., Inc.

   The provision for income taxes varies from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The difference is attributable to the following factors:


                                                          YEARS ENDED DECEMBER 31
                                                         --------------------------
                                                            1995    1994   1993
                                                           ------  ------  -----

Statutory federal income tax rate...................        35.0%   35.0%  35.0%
Investment tax credits..............................        (1.1)   (3.0)  (5.6)
State income taxes, net of federal tax benefits.....         5.7     7.3    6.7
Benefit of rate differential applied to
 reversing timing differences.......................          --    (2.2)  (4.9)
Reversal of previously capitalized taxes
 and payroll-related construction costs.............          --     1.2    2.3
Prior year tax adjustments..........................          --      --   (3.2)
Other, net..........................................         1.7     1.2     .7
                                                            ----    ----   ----
Effective income tax rate...........................        41.3%   39.5%  31.0%
                                                            ====    ====   ====

   Significant components of deferred tax liabilities (assets) were as follows at December 31:


                                       1995         1994
                                    ---------     --------
                                    (DOLLARS IN THOUSANDS)
Deferred tax liabilities:
 Depreciation....................   $ 105,900     $106,800
 Other...........................      11,600        7,400
                                    ---------     --------
                                      117,500      114,200
                                    ---------     --------
Deferred tax assets:
 Employee benefits...............     (91,200)     (89,000)
 Investment tax credits..........      (2,000)      (2,400)
 Advance payments................      (1,200)      (1,800)
 Other...........................      (9,800)      (4,700)
                                    ---------     --------
                                     (104,200)     (97,900)
                                    ---------     --------
Net deferred tax liability.......   $  13,300     $ 16,300
                                    =========     ========

   Total deferred tax assets include approximately $65,000,000 and $63,000,000 at December 31, 1995 and 1994, respectively, related to postretirement benefit costs recognized in accordance with Statement No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

                    Bell Atlantic - Washington, D.C., Inc.

10.  ADDITIONAL FINANCIAL INFORMATION


                                                        DECEMBER 31
                                                     ------------------
                                                       1995      1994
                                                     --------  --------
                                                   (DOLLARS IN THOUSANDS)
BALANCE SHEETS:
Accounts payable and accrued liabilities:
 Accounts payable - affiliates.....................  $102,394  $ 99,007
 Accounts payable - other..........................    50,416    63,827
 Accrued expenses..................................    12,384    12,295
 Accrued vacation pay..............................     7,958     8,893
 Accrued taxes.....................................     5,360     3,985
 Interest payable - other..........................     6,299     6,316
 Interest payable - affiliate......................       378        23
                                                     --------  --------
                                                     $185,189  $194,346
                                                     ========  ========

                                                  YEARS ENDED DECEMBER 31
                                                ---------------------------
                                                  1995      1994     1993
                                                --------  --------  -------
                                                  (DOLLARS IN THOUSANDS)
STATEMENTS OF CASH FLOWS:
Cash paid during the year for:
 Interest, net of amounts capitalized.........  $ 14,893  $ 17,142  $16,126
 Income taxes, net of amounts refunded........    17,522    42,470   26,533

STATEMENTS OF OPERATIONS AND REINVESTED
 EARNINGS (ACCUMULATED DEFICIT):
Interest expense, net of amounts capitalized..    18,881    17,763   19,391
Capitalized interest..........................     2,954     1,051      ---

   Interest paid during the year includes $2,101,000 in 1995, $81,000 in 1994 and $124,000 in 1993 related to short-term financing services provided by Bell Atlantic Network Funding Corporation (see Note 5).

   At December 31, 1995 and 1994, $8,240,000 and $14,517,000, respectively, of negative cash was classified as accounts payable.

   Total advertising expense amounted to $4,792,000 in 1995, $3,239,000 in 1994 and $3,175,000 in 1993. Of these amounts, $3,440,000, $2,395,000 and $2,145,000 in 1995, 1994 and 1993, respectively, were advertising expenses allocated to the company by Bell Atlantic Network Services, Inc. (NSI).


11.  TRANSACTIONS WITH AFFILIATES

   The financial statements include transactions with NSI, Bell Atlantic Network Funding Corporation (BANFC), Bell Atlantic, and various other affiliates.

   The Company has contractual arrangements with NSI for the provision of various centralized corporate, administrative, planning, financial and other services. These arrangements serve to fulfill the common needs of Bell Atlantic's operating telephone subsidiaries on a centralized basis. The Company's allocated share of NSI costs include costs billed by Bell Communications Research, Inc. (Bellcore), another affiliated company owned jointly by the seven regional holding companies.

   The Company recognizes interest expense and income in connection with contractual arrangements with BANFC to provide short-term financing, investing and cash management services to the Company (see Note 5).

                    Bell Atlantic - Washington, D.C., Inc.

   Operating revenues include obligations to affiliates in connection with an interstate revenue sharing arrangement with Bell Atlantic's operating telephone subsidiaries. Operating revenues and expenses also include miscellaneous items of income and expense resulting from transactions with other affiliates, primarily rental of facilities and equipment. The Company also paid cash dividends and made distributions of capital surplus to its parent, Bell Atlantic.

   Transactions with affiliates are summarized as follows:


                                               YEARS ENDED DECEMBER 31
                                         ----------------------------------
                                            1995        1994        1993
                                         ----------  ----------  ----------
                                               (DOLLARS IN THOUSANDS)
Operating revenues:
 Interstate revenue sharing to
  affiliates............................   $(10,489)   $(15,184)   $ (8,712)
 Other revenue from affiliates..........     70,665      61,453      67,956
                                           --------    --------    --------
                                             60,176      46,269      59,244
                                           --------    --------    --------
Operating expenses:
 NSI....................................    112,481     103,932      96,776
 Bellcore...............................      4,766       4,650       6,908
 Other..................................     15,011      13,789      14,593
                                           --------    --------    --------
                                            132,258     122,371     118,277
                                           --------    --------    --------

Interest income from BANFC..............        ---         371         214

Interest expense to BANFC...............      2,766         103         124

Dividends paid and distributions of
 capital surplus to Bell Atlantic.......     17,222      38,546      34,800

   Outstanding balances with affiliates are reported on the Balance Sheets at December 31, 1995 and 1994 as Accounts receivable - affiliates, Note payable to affiliate, and Accounts payable and accrued liabilities - affiliates.

   In 1994, NSI operating expenses included $1,949,000 representing the Company's proportionate share of separation benefit costs for employees of NSI. Bellcore expenses in 1994 included reimbursements of $2,486,000 from other Bellcore owners in connection with their decision to participate in the Advanced Intelligent Network project. This project previously had been supported entirely by Bell Atlantic's operating telephone subsidiaries, including the Company.

   In 1993, the Company's reported charge for the cumulative effect of the change in accounting for postemployment benefits included $555,000, net of a deferred income tax benefit of $380,000, representing the Company's proportionate share of NSI's accrued cost of postemployment benefits at January 1, 1993.

                    Bell Atlantic - Washington, D.C., Inc.


12. QUARTERLY FINANCIAL INFORMATION (unaudited)

                                                         INCOME BEFORE     NET
                                 OPERATING   OPERATING   EXTRAORDINARY   INCOME
QUARTER ENDED                    REVENUES     INCOME         ITEM        (LOSS)
-------------                    ---------   ---------   -------------   ------
                                                (DOLLARS IN THOUSANDS)
1995:
 March 31..................      $136,799    $ 8,754        $ 2,537   $  2,537
 June 30...................       143,381     27,022         12,585     12,585
 September 30..............       141,013     13,794          5,650      5,650
 December 31...............       143,019     24,654         10,725     10,725
                                 --------    -------        -------   --------
 Total.....................      $564,212    $74,224        $31,497   $ 31,497
                                 ========    =======        =======   ========

1994:
 March 31..................      $134,132    $18,127        $ 8,660   $  8,660
 June 30...................       136,752     21,002         10,424     10,424
 September 30*.............       141,129     18,363          7,733    (66,914)
 December 31...............       136,106     18,061         13,148     13,148
                                 --------    -------        -------   --------
 Total.....................      $548,119    $75,553        $39,965   $(34,682)
                                 ========    =======        =======   ========

* The loss for the third quarter of 1994 includes an extraordinary charge of $74,647,000, net of an income tax benefit of $74,423,000, related to the discontinuation of regulatory accounting principles (see Note 2).

                    Bell Atlantic - Washington, D.C., Inc.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                ADDITIONS
                                           ---------------------
                                                       CHARGED
                               BALANCE AT  CHARGED    TO OTHER                    BALANCE
                               BEGINNING      TO      ACCOUNTS     DEDUCTIONS     AT END
DESCRIPTION                    OF PERIOD   EXPENSES    NOTE(a)       NOTE(b)     OF PERIOD
-----------                    ----------  --------  -----------  -------------  ---------


Allowance for Uncollectible
   Accounts Receivable:

   Year 1995.................      $6,475    $8,170    $6,314        $11,766        $9,193

   Year 1994.................      $5,705    $4,310    $7,961        $11,501        $6,475

   Year 1993.................      $7,074    $4,263    $6,943        $12,575        $5,705



------------------------------------------

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

                                    EXHIBITS



                       FILED WITH ANNUAL REPORT FORM 10-K

                   UNDER THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995



                     Bell Atlantic - Washington, D.C., Inc.



                         COMMISSION FILE NUMBER 1-7368

Form 10-K for 1995
File No. 1-7368
Page 1 of 1

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

3b    By-Laws of the registrant, as amended December 15, 1995.

      3b(i) Consent of the Sole Stockholder of Bell Atlantic - Washington, D.C., Inc., dated December 15, 1995.

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