Form 10-Q
period 1996-03-31
BELL ATLANTIC WASHINGTON DC INC
filed 1996-05-09
CIK 19719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             _____________________

                                   FORM 10-Q
                             _____________________


      (Mark one)
         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

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

                           _________________________


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        _____     _____

                    Bell Atlantic - Washington, D.C., Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


     STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS (ACCUMULATED DEFICIT)
                                  (Unaudited)
                             (Dollars in Thousands)

                                                          Three months ended
                                                               March 31,
                                                        -----------------------
                                                           1996        1995
                                                        ----------  -----------
OPERATING REVENUES
  (including $19,215 and $12,532 from affiliates).....    $144,801    $136,799
                                                          --------    --------

OPERATING EXPENSES
  Employee costs, including benefits and taxes........      28,328      39,007
  Depreciation and amortization.......................      33,368      27,059
  Other (including $38,253 and $31,861 to
   affiliates)........................................      58,623      61,979
                                                          --------    --------
                                                           120,319     128,045
                                                          --------    --------

OPERATING INCOME......................................      24,482       8,754

OTHER EXPENSE, NET....................................          94         316

INTEREST EXPENSE
   (including $878 and $491 to affiliate).............       4,920       4,311
                                                          --------    --------

INCOME BEFORE PROVISION FOR INCOME TAXES..............      19,468       4,127
PROVISION FOR INCOME TAXES............................       7,819       1,590
                                                          --------    --------

NET INCOME............................................    $ 11,649    $  2,537
                                                          ========    ========


REINVESTED EARNINGS (ACCUMULATED DEFICIT)
   At beginning of period.............................    $  3,786    $(27,330)
   Add:  net income...................................      11,649       2,537
                                                          --------    --------
                                                            15,435     (24,793)
   Deduct:  other changes.............................          91         ---
                                                          --------    --------
   At end of period...................................    $ 15,344    $(24,793)
                                                          ========    ========

                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                 March 31,   December 31,
                                                    1996         1995
                                                 ----------  ------------

CURRENT ASSETS
Short-term investments.........................  $    4,000    $      ---
Accounts receivable:
  Trade and other, net of allowances for
   uncollectibles of $9,937 and $9,193.........     145,856       145,477
  Affiliates...................................      17,711        19,750
Material and supplies..........................       2,255         2,591
Prepaid expenses...............................      15,916        20,139
Deferred income taxes..........................       5,052         5,054
                                                 ----------    ----------
                                                    190,790       193,011
                                                 ----------    ----------

PLANT, PROPERTY AND EQUIPMENT..................   1,448,964     1,445,606
Less accumulated depreciation..................     722,696       703,316
                                                 ----------    ----------
                                                    726,268       742,290
                                                 ----------    ----------

OTHER ASSETS...................................      11,779        14,037
                                                 ----------    ----------

TOTAL ASSETS...................................  $  928,837    $  949,338
                                                 ==========    ==========

                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                         March 31,  December 31,
                                                           1996          1995
                                                         --------   ------------
CURRENT LIABILITIES
Debt maturing within one year:
  Note payable to affiliate.........................      $ 50,312      $ 74,451
  Other.............................................         1,065         1,375
Accounts payable and accrued liabilities:
  Affiliates........................................       105,158       102,772
  Other.............................................        76,082        82,417
Advance billings and customer deposits..............        11,031        11,261
                                                          --------      --------
                                                           243,648       272,276
                                                          --------      --------

LONG-TERM DEBT......................................       247,708       247,709
                                                          --------      --------

EMPLOYEE BENEFIT OBLIGATIONS........................       146,975       151,217
                                                          --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes...............................        18,655        18,315
Unamortized investment tax credits..................         4,714         4,895
Other...............................................        31,276        30,623
                                                          --------      --------
                                                            54,645        53,833
                                                          --------      --------

SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at
  stated value......................................       191,968       191,968
Capital surplus.....................................        28,549        28,549
Reinvested earnings.................................        15,344         3,786
                                                          --------      --------
                                                           235,861       224,303
                                                          --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT.......      $928,837      $949,338
                                                          ========      ========

                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                           Three months ended
                                                                March 31,
                                                        --------------------------
                                                             1996          1995
                                                        -------------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES............    $     48,474  $    42,582
                                                         ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments.................          (4,000)      (5,791)
Additions to plant, property and equipment...........         (18,065)     (37,547)
Other, net...........................................             684          (30)
                                                         ------------  -----------
Net cash used in investing activities................         (21,381)     (43,368)
                                                         ------------  -----------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital
  lease obligations..................................            (321)        (292)
Net change in note payable to affiliate..............         (24,139)      19,236
Capital surplus distribution.........................             ---      (12,756)
Net change in outstanding checks drawn
  on controlled disbursement accounts................          (2,633)      (5,402)
                                                         ------------  -----------
Net cash (used in)/provided by financing activities..         (27,093)         786
                                                         ------------  -----------

NET CHANGE IN CASH...................................             ---          ---


CASH, BEGINNING OF PERIOD............................             ---          ---
                                                         ------------  -----------

CASH, END OF PERIOD..................................    $        ---  $       ---
                                                         ============  ===========


                      See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - Washington, D.C., Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.   Reclassifications

     Certain reclassifications of the prior year's data have been made to conform to 1996 classifications.

3.   Subsequent Event - Proposed Bell Atlantic - NYNEX Merger

     On April 22, 1996, Bell Atlantic Corporation (Bell Atlantic) and NYNEX Corporation announced a proposed merger of equals pursuant to a definitive merger agreement dated April 21, 1996, that provides for the formation of a new company to be named Bell Atlantic Corporation. Under the terms of the agreement, NYNEX shareholders will receive one share in the new company for each NYNEX share owned and Bell Atlantic shareholders will receive 1.302 shares in the new company for each Bell Atlantic share owned. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close within 12 months.

                    Bell Atlantic - Washington, D.C., Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

     The Company reported net income for the first quarter of 1996 of $11,649,000, compared to net income of $2,537,000 for the same period in 1995.

     Items affecting the comparison of operating results between the three month periods ended March 31, 1996 and 1995 are discussed in the following sections.


OPERATING REVENUES
- ------------------
(Dollars in Thousands)

For the Three Month Period Ended March 31               1996        1995
- -------------------------------------------------------------------------
Transport Services
  Local service...........................           $ 61,130    $ 59,773
  Network access..........................             30,767      29,985
  Toll service............................                973       1,130
Ancillary Services
  Directory publishing....................              8,050       8,048
  Other...................................             20,220      15,369
Value-added Services......................             23,661      22,494
                                                     --------    --------
Total.....................................           $144,801    $136,799
                                                     ========    ========

TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------
                                                               Percentage
                                              1996      1995    Increase
- -------------------------------------------------------------------------
At March 31
- -----------
Access Lines in Service (In thousands)
  Residence..............................      289        287         .7%
  Business...............................      580        566        2.5
  Public.................................       10         10         --
                                               ---        ---
                                               879        863        1.9
                                               ===        ===


For the Three Month Period Ended March 31
- -----------------------------------------
Access Minutes of Use (In millions)
  Interstate.............................      703        674        4.3
                                               ===        ===

Toll Messages (In thousands)
  Interstate.............................      939        855        9.8
                                               ===        ===

                    Bell Atlantic - Washington, D.C., Inc.


LOCAL SERVICE REVENUES

    1996-1995                        Increase
- --------------------------------------------------------------------------------
    Three Months              $1,357          2.3%
- --------------------------------------------------------------------------------

    Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

    Higher network usage increased local service revenues during the first quarter of 1996. The increase in calling volumes principally resulted from growth in the number of access lines in service, which increased 1.9% from March 31, 1995.


NETWORK ACCESS REVENUES

    1996-1995                        Increase
- --------------------------------------------------------------------------------
    Three Months                 $782        2.6%
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

    Network access revenues increased due to higher revenues from affiliated companies pursuant to an interstate revenue sharing agreement, and higher customer demand for access services as reflected by growth in access minutes of use of 4.3% over the same period in 1995. Revenue growth was partially offset by the net effect of price reductions under the Federal Communications Commission's (FCC) Price Cap Plans.

    See "Factors That May Impact Future Results - FCC Interim Price Cap Plan" below for a discussion of Bell Atlantic's proposed FCC price cap filing, which would become effective during the third quarter of 1996.


TOLL SERVICE REVENUES

    1996-1995                      (Decrease)
- --------------------------------------------------------------------------------
    Three Months              $(157)         (13.9)%
- --------------------------------------------------------------------------------

    Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area of the Company, commonly referred to as Local Access and Transport Areas (LATAs).

    The decrease in toll service revenues was principally due to company-initiated price reductions. This decrease was partially offset by increased network usage, partially attributable to severe winter storms in early 1996.

                    Bell Atlantic - Washington, D.C., Inc.

DIRECTORY PUBLISHING REVENUES

    1996-1995                       Increase
- --------------------------------------------------------------------------------
    Three Months                  $2        --%
- --------------------------------------------------------------------------------

    Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory publishing services include database and foreign directory marketing.

    The increase in directory publishing revenues was due to higher rates charged for these services. This increase was substantially offset by volume decreases resulting from the impact of competition from other directory companies, as well as other advertising media.

OTHER ANCILLARY SERVICES REVENUES

    1996-1995                       Increase
- --------------------------------------------------------------------------------
    Three Months              $4,851        31.6%
- --------------------------------------------------------------------------------

    Other ancillary services include billing and collection services provided to IXCs, facilities rental services provided to affiliates and non-affiliates and sales of materials and supplies to affiliates.

    Other ancillary services revenues increased primarily due to higher facilities rental revenues from affiliates. The increase was offset, in part, by a reduction in billing and collection services revenues, primarily as a result of the elimination of certain services from a contract with an IXC.


VALUE-ADDED SERVICES REVENUES

    1996-1995                       Increase
- --------------------------------------------------------------------------------
    Three Months              $1,167        5.2%
- --------------------------------------------------------------------------------

    Value-added services represent a family of services which expand the utilization of the network. These services include recent products such as voice messaging services, Caller ID and Return Call as well as more mature products such as Centrex, Touch-Tone, and other customer premises wiring and maintenance services.

    The increase in value-added services revenues during the first quarter of 1996 was primarily attributable to higher demand for customer premises wiring and maintenance services by government customers.

                    Bell Atlantic - Washington, D.C., Inc.



OPERATING EXPENSES
- ------------------
(Dollars in Thousands)

For the Three Month Period Ended March 31            1996           1995
- --------------------------------------------------------------------------
Employee costs, including benefits and taxes..     $ 28,328       $ 39,007
Depreciation and amortization.................       33,368         27,059
Other operating expenses......................       58,623         61,979
                                                   --------       --------
Total.........................................     $120,319       $128,045
                                                   ========       ========

EMPLOYEE COSTS

   1996-1995                         (Decrease)
- --------------------------------------------------------------------------------
   Three Months             $(10,679)          (27.4)%
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

   The decrease in employee costs was attributable to savings associated with employees who left the Company during 1995 and the effect of employees transferred from the Company to NSI in December 1995. These reductions were partially offset by annual salary and wage increases.


DEPRECIATION AND AMORTIZATION

   1996-1995                       Increase
- --------------------------------------------------------------------------------
   Three Months              $6,309        23.3%
- --------------------------------------------------------------------------------

   Depreciation and amortization increased due to growth in depreciable telephone plant and higher depreciation rates. The composite depreciation rate was 9.5% for the first quarter of 1996, compared to 8.3% for the three month period ended March 31, 1995.


OTHER OPERATING EXPENSES

   1996-1995                      (Decrease)
- --------------------------------------------------------------------------------
   Three Months            $(3,356)         (5.4)%
- --------------------------------------------------------------------------------

   Other operating expenses consist primarily of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable and other costs.

   The decrease in other operating expenses was attributable to lower network software costs, lower operating taxes other than income, and a reduction in write-offs of uncollectible accounts receivable associated with the Company's billing and collection services. Other operating expenses were further reduced by lower costs for contract services, materials and rent.

   These decreases were partially offset by higher centralized services expenses allocated from NSI. This increase was due, in part, to higher employee costs incurred in that organization as a result of the transfer of employees from the network services subsidiaries to NSI in December 1995. Additional operating costs incurred to enhance billing and operating systems, consolidate work activities and market value-added services also contributed to the increase in centralized services expenses during the first quarter of 1996.

                   Bell Atlantic - Washington, D.C., Inc.

OTHER EXPENSE, NET

   1996-1995                      (Decrease)
- --------------------------------------------------------------------------------
   Three Months                     $(222)
- --------------------------------------------------------------------------------

   The change in other expense, net was attributable to an increase in certain nonoperating income in the first quarter of 1996.


INTEREST EXPENSE

   1996-1995                       Increase
- --------------------------------------------------------------------------------
   Three Months               $609          14.1%
- --------------------------------------------------------------------------------

   Interest expense increased principally due to higher levels of average short-term debt in the first quarter of 1996. A reduction in capitalized interest costs also contributed to the increase in interest expense.


PROVISION FOR INCOME TAXES

   1996-1995                       Increase
- --------------------------------------------------------------------------------
   Three Months                     $6,229
- --------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

   For the Three Months Ended March 31
- --------------------------------------------------------------------------------
   1996                        40.2%
- --------------------------------------------------------------------------------
   1995                        38.5%
- --------------------------------------------------------------------------------

   The Company's effective income tax rate was higher in the first quarter of 1996 principally due to an increase in pretax income.


FACTORS THAT MAY IMPACT FUTURE RESULTS
- --------------------------------------

Federal Legislation

   The Telecommunications Act of 1996 (the Act) became effective on February 8, 1996 and replaces the Modification of Final Judgment (MFJ). In general, the Act includes provisions that would open the Company's local exchange market to competition and would permit local exchange carriers, such as the Company, upon meeting certain conditions, to provide interLATA services (long distance) and video programming and to engage in manufacturing. However, the ability of the Company to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations promulgated thereunder. The following is a brief discussion regarding certain provisions of the Act.

   With regard to the rules governing competition in the interLATA market, the Act takes a two-fold approach. Effective February 8, 1996, Bell Atlantic is permitted to apply for approval to offer interLATA services outside of the geographic region in which it currently operates as a local exchange carrier. Bell Atlantic has announced its plans to offer such services in several states. In addition, Bell Atlantic's wireless businesses are now permitted to offer interLATA services without having to comply with the conditions imposed in waivers granted under the MFJ.

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

                    Bell Atlantic - Washington, D.C., Inc.


   The Act also imposes specific requirements on the Company that are intended to promote competition in the local exchange markets. These requirements include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services at wholesale prices for resale; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications; and (v) provide physical collocation.

   No definitive prediction can be made as to the specific impact of the Act on the business or financial condition of the Company. The financial impact on the Company will be dependent on several factors, including the timing, extent and success of competition in the Company's markets and the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act.

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

FCC Interim Price Cap Plan

   On April 2, 1996, Bell Atlantic filed its Annual Access Tariff Filing of Interstate Rates, as required by the FCC's Interim Price Cap Plan. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the July 1996 to June 1997 tariff period. Companies selecting the 5.3% Productivity Factor are not required to share earnings in excess of allowed rates of return. The reduction in the price cap index resulting from the 5.3% Productivity Factor was more than offset by the reversal of prior year exogenous rate reductions and the FCC's partial annulment of ratemaking requirements related to the Company's adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The rates included in the April 2, 1996 filing propose actual price increases for the Company totaling approximately $750,000 on an annual basis, which would become effective July 1, 1996.

   In 1995, Bell Atlantic filed an appeal with the Court of Appeals for the D.C. Circuit for review of the FCC's Interim Price Cap Plan. On March 29, 1996, the U.S. Court of Appeals denied Bell Atlantic's petition.

   By the end of 1996, Bell Atlantic expects the FCC to replace the Interim Price Cap Plan for interstate access charges with a revised price cap plan.

Other State Regulatory Matters

  The communications services of the Company are subject to regulation by the PSC with respect to intrastate rates and certain other matters.

  In January 1995, the Company filed a petition with the PSC seeking approval of a proposed price cap plan to become effective upon the expiration of its current regulatory reform plan (D.C. Reform Plan) in 1996. In February 1996, the Company signed a settlement agreement with the Office of People's Counsel to implement a four-year price cap plan to replace the D.C. Reform Plan. The settlement agreement, if approved, would: (1) introduce a four-year price cap plan effective 1/1/96 through 12/31/99; (2) divide services into three categories: basic, discretionary and competitive; (3) cap certain basic residence rates for the term of the plan and allow other basic rates to change with the rate of inflation minus 3%; (4) allow discretionary services rates to increase by 15% annually; (5) eliminate pricing regulation of competitive services; (6) reduce residential rates by $3.1 million in 1996; business rates by $2.2 million in 1997 and $3.2 million in 1998; and (7) establish a trust fund to wire public schools and libraries with Bell Atlantic integrated services digital network (ISDN) lines. The agreement is pending approval by the PSC, which is expected in the third quarter of 1996.

                    Bell Atlantic - Washington, D.C., Inc.


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

    Subsequent Event - Proposed Bell Atlantic - NYNEX Merger

    On April 22, 1996, Bell Atlantic and NYNEX Corporation announced a proposed merger of equals pursuant to a definitive merger agreement dated April 21, 1996, that provides for the formation of a new company to be named Bell Atlantic Corporation. Under the terms of the agreement, NYNEX shareholders will receive one share in the new company for each NYNEX share owned and Bell Atlantic shareholders will receive 1.302 shares in the new company for each Bell Atlantic share owned. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close within 12 months.


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

    As of March 31, 1996, the Company had $74,688,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company has $60,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

    The Company's debt ratio was 55.9% at March 31, 1996, compared to 59.1% at December 31, 1995.

                    Bell Atlantic - Washington, D.C., Inc.


                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits:

               Exhibit Number

               27  Financial Data Schedule.


          (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1996.

                    Bell Atlantic - Washington, D.C., Inc.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  BELL ATLANTIC - WASHINGTON, D.C., INC.



Date:  May 8, 1996                 By  /s/ Sheila D. Shears
                                       ---------------------------------
                                           Sheila D. Shears
                                           Controller and Treasurer



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 3, 1996.