Form 10-Q
period 1996-06-30
BELL ATLANTIC WASHINGTON DC INC
filed 1996-08-09
CIK 19719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


       (Mark one)

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

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


                           -------------------------


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
                            (Dollars in Thousands)

                                                                 Three months ended       Six months ended
                                                                      June 30,                June 30,
                                                                ---------------------  ----------------------
                                                                  1996        1995        1996        1995
                                                                ---------  ----------  ----------  ----------
OPERATING REVENUES (including $19,098, $14,997,
     $38,313 and $27,529 from affiliates)................        $151,692   $143,381     $296,493   $280,180
                                                                 --------   --------     --------   --------

OPERATING EXPENSES
     Employee costs, including benefits and taxes........          28,912     36,572       57,240     75,579
     Depreciation and amortization.......................          33,724     28,043       67,092     55,102
     Other (including $39,247, $30,937, $77,500
          and $62,798 to affiliates).....................          59,673     51,744      118,296    113,723
                                                                 --------   --------     --------   --------
                                                                  122,309    116,359      242,628    244,404
                                                                 --------   --------     --------   --------

OPERATING INCOME.........................................          29,383     27,022       53,865     35,776

OTHER EXPENSE, NET.......................................             174      1,353          268      1,669

INTEREST EXPENSE (including $449, $531, $1,327
     and $1,022 to affiliate)............................           4,528      5,023        9,448      9,334
                                                                 --------   --------     --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES.................          24,681     20,646       44,149     24,773
PROVISION FOR INCOME TAXES...............................           9,445      8,061       17,264      9,651
                                                                 --------   --------     --------   --------

NET INCOME...............................................        $ 15,236   $ 12,585     $ 26,885   $ 15,122
                                                                 ========   ========     ========   ========


REINVESTED EARNINGS (ACCUMULATED DEFICIT)
     At beginning of period..............................        $ 15,344   $(24,793)    $  3,786   $(27,330)
     Add:  net income....................................          15,236     12,585       26,885     15,122
                                                                 --------   --------     --------   --------
                                                                   30,580    (12,208)      30,671    (12,208)
     Deduct:  other changes..............................             148        ---          239        ---
                                                                 --------   --------     --------   --------
     At end of period....................................        $ 30,432   $(12,208)    $ 30,432   $(12,208)
                                                                 ========   ========     ========   ========



                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                    ASSETS
                                    ------

                                                  June 30,   December 31,
                                                    1996         1995
                                                 ----------  ------------

CURRENT ASSETS
Short-term investments.........................  $    2,827    $      ---
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $8,843 and $9,193..     141,683       145,477
     Affiliates................................      14,866        19,750
Material and supplies..........................       2,676         2,591
Prepaid expenses...............................      16,910        20,139
Deferred income taxes..........................       5,124         5,054
                                                 ----------    ----------
                                                    184,086       193,011
                                                 ----------    ----------

PLANT, PROPERTY AND EQUIPMENT..................   1,454,182     1,445,606
Less accumulated depreciation..................     723,741       703,316
                                                 ----------    ----------
                                                    730,441       742,290
                                                 ----------    ----------

OTHER ASSETS...................................      14,333        14,037
                                                 ----------    ----------

TOTAL ASSETS...................................  $  928,860    $  949,338
                                                 ==========    ==========



                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                                       June 30,       December 31,
                                                                         1996              1995
                                                                     ------------     ------------
CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate...................................        $ 29,022         $ 74,451
     Other.......................................................             747            1,375
Accounts payable and accrued liabilities:
     Affiliates..................................................          98,452          102,772
     Other.......................................................          87,974           82,417
Advance billings and customer deposits...........................          13,504           11,261
                                                                         --------         --------
                                                                          229,699          272,276
                                                                         --------         --------

LONG-TERM DEBT...................................................         247,606          247,709
                                                                         --------         --------

EMPLOYEE BENEFIT OBLIGATIONS.....................................         148,523          151,217
                                                                         --------         --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes............................................          18,030           18,315
Unamortized investment tax credits...............................           4,532            4,895
Other............................................................          29,521           30,623
                                                                         --------         --------
                                                                           52,083           53,833
                                                                         --------         --------

SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at stated value.......         191,968          191,968
Capital surplus..................................................          28,549           28,549
Reinvested earnings..............................................          30,432            3,786
                                                                         --------         --------
                                                                          250,949          224,303
                                                                         --------         --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT....................        $928,860         $949,338
                                                                         ========         ========



                      See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                    Six months ended
                                                                        June 30,
                                                                 ----------------------
                                                                   1996          1995
                                                                 --------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................       $108,935     $  83,097
                                                                 --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments......................         (2,827)      (4,373)
Additions to plant, property and equipment................        (57,513)     (89,531)
Other, net................................................          2,217        3,848
                                                                 --------     --------
Net cash used in investing activities.....................        (58,123)     (90,056)
                                                                 --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital
     lease obligations....................................           (675)        (549)
Net change in note payable to affiliate...................        (45,429)      34,521
Capital surplus distribution..............................            ---      (14,989)
Net change in outstanding checks drawn
     on controlled disbursement accounts..................         (4,708)     (12,024)
                                                                 --------     --------
Net cash (used in)/provided by financing activities.......        (50,812)       6,959
                                                                 --------     --------

NET CHANGE IN CASH........................................            ---          ---


CASH, BEGINNING OF PERIOD.................................            ---          ---
                                                                 --------     --------

CASH, END OF PERIOD.......................................       $    ---     $    ---
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

3.   Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic Corporation (Bell Atlantic) and NYNEX Corporation have announced a proposed merger of equals pursuant to a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with and into NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic, and each share of NYNEX common stock will be converted into 0.768 shares of Bell Atlantic common stock. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close by April 1997.

                    Bell Atlantic - Washington, D.C., Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

     The Company reported net income for the first six months of 1996 of $26,885,000, compared to net income of $15,122,000 for the same period in 1995.

     Items affecting the comparison of operating results between the six month periods ended June 30, 1996 and 1995 are discussed in the following sections.

OPERATING REVENUES
- ------------------
(Dollars in Thousands)

For the Six Month Period Ended June 30                    1996            1995
- -------------------------------------------------------------------------------
Transport Services
    Local service.............................         $123,752        $122,430
    Network access............................           64,979          61,743
    Toll service..............................            1,954           2,299
Ancillary Services
    Directory publishing......................           16,685          16,490
    Other.....................................           40,414          32,674
Value-added Services..........................           48,709          44,544
                                                       --------        --------
Total.........................................         $296,493        $280,180
                                                       ========        ========

TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------
                                                                     Percentage
                                                                     (Decrease)
                                                1996      1995        Increase
- --------------------------------------------------------------------------------
At June 30
- ----------
  Access Lines in Service (In thousands)
     Residence............................        282       286          (1.4)%
     Business.............................        584       576           1.4
     Public...............................         10        10           ---
                                                  ---       ---
                                                  876       872            .5
                                                  ===       ===

For the Six Month Period Ended June 30
- --------------------------------------
Access Minutes of Use (In millions)
  Interstate..............................      1,431     1,371           4.4
                                                =====     =====

Toll Messages (In thousands)
  Interstate..............................      1,858     1,829           1.6
                                                =====     =====

                    Bell Atlantic - Washington, D.C., Inc.

LOCAL SERVICE REVENUES

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $1,322        1.1%
- --------------------------------------------------------------------------------


     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Higher network usage increased local service revenues during the first six months of 1996. The increase in calling volumes principally resulted from growth in the number of access lines in service, which increased .5% from June 30, 1995.


NETWORK ACCESS REVENUES

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $3,236        5.2%
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

     Network access revenues increased due to higher revenues from affiliated companies pursuant to an interstate revenue sharing agreement, and higher customer demand for access services as reflected by growth in access minutes of use of 4.4% over the same period in 1995. Revenue growth was partially offset by the net effect of price reductions under the Federal Communications Commission's
(FCC) Price Cap Plans, which became effective during 1995.

     It is expected that network access revenue growth in the second half of 1996 relative to the same period last year should be positively impacted by continued volume growth and the net rate increases effective on July 20, 1996. See also "Factors That May Impact Future Results - FCC Interim Price Cap Plan" below for a discussion of Bell Atlantic's FCC price cap filing, which became effective on July 20, 1996.


TOLL SERVICE REVENUES

     1996-1995                      (Decrease)
- --------------------------------------------------------------------------------
     Six Months                $(345)       (15.0)%
- --------------------------------------------------------------------------------


     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area of the Company, commonly referred to as Local Access and Transport Areas (LATAs).

     The decrease in toll service revenues was principally due to company-initiated price reductions. This decrease was partially offset by increased network usage, attributable, in part, to severe winter storms in early 1996.


DIRECTORY PUBLISHING REVENUES

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                 $195         1.2%
- --------------------------------------------------------------------------------


     Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory publishing services include database and foreign directory marketing.

                    Bell Atlantic - Washington, D.C., Inc.

     The increase in directory publishing revenues was due to higher rates charged for these services. This increase was substantially offset by volume decreases resulting from the impact of competition from other directory companies as well as other advertising media.


OTHER ANCILLARY SERVICES REVENUES

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $7,740        23.7%
- --------------------------------------------------------------------------------


     Other ancillary services include billing and collection services provided to IXCs, facilities rental services provided to affiliates and non-affiliates and sales of materials and supplies to affiliates.

     Other ancillary services revenues increased primarily due to higher facilities rental revenues from affiliates. The increase was slightly offset by a reduction in billing and collection services revenues primarily as a result of the elimination of certain services from a contract with an IXC.


VALUE-ADDED SERVICES REVENUES

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $4,165         9.4%
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

     The increase in value-added services revenues during the first six months of 1996 was primarily attributable to higher demand for certain central office and voice messaging services. Increased demand for customer premises wiring and maintenance services by federal government customers also contributed to the increase in value-added services revenues in 1996.


OPERATING EXPENSES
- ------------------
(Dollars in Thousands)

For the Six Month Period Ended June 30                     1996           1995
- --------------------------------------------------------------------------------
Employee costs, including benefits and taxes.......     $ 57,240       $ 75,579
Depreciation and amortization......................       67,092         55,102
Other operating expenses...........................      118,296        113,723
                                                        --------       --------
Total..............................................     $242,628       $244,404
                                                        ========       ========

EMPLOYEE COSTS

     1996-1995                      (Decrease)
- --------------------------------------------------------------------------------
     Six Months               $(18,339)     (24.3)%
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

                    Bell Atlantic - Washington, D.C., Inc.

     The decrease in employee costs was attributable to savings associated with lower work force levels in 1996. The effect of employees transferred from the Company to NSI in December 1995 also contributed to the decrease in employee costs. These reductions were partially offset by annual salary and wage increases.


DEPRECIATION AND AMORTIZATION

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $11,990       21.8%
- --------------------------------------------------------------------------------


     Depreciation and amortization increased due to growth in depreciable telephone plant and higher depreciation rates. The composite depreciation rate was 9.5% for the first six months of 1996, compared to 8.4% for the six month period ended June 30, 1995.


OTHER OPERATING EXPENSES

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                $4,573         4.0%
- --------------------------------------------------------------------------------


     Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable and other costs.

     The increase in other operating expenses was largely attributable to higher centralized services expenses allocated from NSI. This increase was due, in part, to higher employee costs incurred in that organization as a result of the transfer of employees from the network operations subsidiaries to NSI in December 1995. Additional operating costs incurred to enhance billing and operating systems, consolidate work activities and market value-added services also contributed to the increase in centralized services expenses during the first six months of 1996.

     These increases were partially offset by lower network software costs, lower operating taxes other than income, and a reduction in write-offs of uncollectible accounts receivable associated with the Company's billing and collection services. Other operating expenses were further reduced by lower costs for contract services, materials and rent.


OTHER EXPENSE, NET

     1996-1995                      (Decrease)
- --------------------------------------------------------------------------------
     Six Months                     $(1,401)
- --------------------------------------------------------------------------------


     The change in other expense, net was attributable to a loss related to the disposition of certain property in the first six months of 1995.


INTEREST EXPENSE

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                 $114          1.2%
- --------------------------------------------------------------------------------


     Interest expense increased principally due to a reduction in capitalized interest costs, offset by the effect of additional interest expense in 1995 related to the settlement of federal income tax matters associated with prior years.

                     Bell Atlantic - Washington, D.C.,Inc.

PROVISION FOR INCOME TAXES

     1996-1995                       Increase
- --------------------------------------------------------------------------------
     Six Months                      $7,613
- --------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

     For the Six Months Ended June 30
- --------------------------------------------------------------------------------
     1996                     39.1%
- --------------------------------------------------------------------------------
     1995                     39.0%
- --------------------------------------------------------------------------------


     The Company's income tax expense was higher in the first six months of 1996 principally due to an increase in pretax income.


FACTORS THAT MAY IMPACT FUTURE RESULTS
- --------------------------------------

Federal Legislation

     The Telecommunications Act of 1996 (the Act) became effective on February 8, 1996 and replaces the Modification of Final Judgment (MFJ). In general, the Act includes provisions that would open the local exchange market to competition and would permit local exchange carriers, such as the Company, upon meeting certain conditions, to provide interLATA services (long distance) and video programming and to engage in manufacturing. However, the ability of the Company to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations promulgated thereunder. The following is a brief discussion regarding certain provisions of the Act.

     With regard to the rules governing competition in the interLATA market, the Act takes a two-fold approach. Effective February 8, 1996, Bell Atlantic's operating telephone subsidiaries and affiliates are permitted to apply for approval to offer interLATA services outside of the geographic region in which they currently operate as a local exchange carrier. As of July 31, 1996, a subsidiary of Bell Atlantic has been marketing such services in three states outside its region and plans to offer such services in several other states. In addition, Bell Atlantic's wireless businesses are now permitted to offer interLATA services without having to comply with the conditions imposed in waivers granted under the MFJ.

     Secondly, within Bell Atlantic's geographic region, each of the operating telephone subsidiaries, including the Company, must demonstrate to the FCC that they have satisfied certain requirements in order to be permitted to offer interLATA services. Among the requirements with which the Company must comply is a 14-point "competitive checklist" which is aimed at ensuring that competitors have the ability to offer competitive local service, either through resale, the purchase of unbundled network elements, or through their own networks. The Company must also demonstrate to the FCC that its entry into the interLATA market would be in the public interest.

     The Act also imposes specific requirements that are intended to promote competition in the local exchange markets. These requirements (collectively known as interconnection requirements) include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services at wholesale prices for resale; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications; and (v) provide physical collocation. The specific terms under which the carriers interconnect are to be negotiated between those carriers.

     On August 1, 1996, the FCC adopted an order establishing guidelines for implementation of the interconnection requirements set forth in the Act. The FCC's guidelines set the parameters for rules and regulations that state commissions have established, or will establish, to govern interconnection agreements that are reached through state arbitrations, when negotiations fail. The FCC stated that it plans to issue regulations regarding universal service obligations and access charges in a subsequent order.

     No definitive prediction can be made as to the specific impact of the Act on the business or financial condition of the Company. The financial impact on the Company will be dependent on several factors, including the timing, extent and success of competition in the Company's markets, the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act and the provisions of the regulations to be issued by the FCC.

                    Bell Atlantic - Washington, D.C., Inc.

Competition

     Local Exchange Services

     The ability to offer local exchange services has historically been subject to regulation by the District of Columbia Public Service Commission (PSC). In July 1996, certificates to provide local exchange services in competition with the Company were granted by the PSC for AT&T, MFS - Intelenet of Washington, D.C., MFS-Institutional Communications Company and Sprint. An application from Teleport is pending approval by the PSC upon further financial review. Legislation to spur local exchange competition was passed by the Washington, D.C. Council and is now pending before Congress. It is expected to become law by the end of 1996.

     The Act is expected to significantly increase the level of competition in the Company's local exchange market. However, increased competition in the local exchange market will facilitate FCC approval of the Company's entry into the interLATA markets.

FCC Interim Price Cap Plan

     As required by the FCC's Interim Price Cap Plan, Bell Atlantic filed its Annual Access Tariff Filing of Interstate Rates on April 2, 1996 and amended the filing on June 27, 1996. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the July 1996 to June 1997 tariff period. Companies selecting the 5.3% Productivity Factor are not required to share earnings in excess of allowed rates of return. The reduction in the price cap index resulting from the 5.3% Productivity Factor was more than offset by the reversal of prior year exogenous rate reductions and the FCC's partial annulment of ratemaking requirements related to the Company's adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The rates included in the June 27, 1996 filing resulted in actual price increases for the Company totaling approximately $900,000 on an annual basis, which became effective on July 20, 1996.

     In 1995, Bell Atlantic filed an appeal with the Court of Appeals for the D.C. Circuit for review of the FCC's Interim Price Cap Plan. On March 29, 1996, the U.S. Court of Appeals denied Bell Atlantic's petition.

     Before the 1997 Annual Access Tariff Filing, Bell Atlantic expects the FCC to replace the Interim Price Cap Plan for interstate access charges with a revised price cap plan.

Other State Regulatory Matters

     The communications services of the Company are subject to regulation by the PSC with respect to intrastate rates and certain other matters.

     In January 1995, the Company filed a petition with the PSC seeking approval of a proposed price cap plan to become effective upon the expiration of its current regulatory reform plan (D.C. Reform Plan) in 1996. In February 1996, the Company signed a settlement agreement with the Office of People's Counsel to implement a four-year price cap plan to replace the D.C. Reform Plan. The settlement agreement, if approved, would: (1) introduce a four-year price cap plan effective 1/1/96 through 12/31/99; (2) divide services into three categories: basic, discretionary and competitive; (3) cap certain basic residence rates for the term of the plan and allow other basic rates to change with the rate of inflation minus 3%; (4) allow discretionary services rates to increase by 15% annually; (5) eliminate pricing regulation of competitive services; (6) reduce residential rates by $3.1 million in 1996; business rates by $2.2 million in 1997 and $3.2 million in 1998; and (7) establish a trust fund to wire public schools and libraries with Bell Atlantic integrated services digital network (ISDN) lines. In response to a PSC order, the parties revised their settlement agreement to clarify certain issues identified by the PSC. A hearing on the revised agreement is scheduled for August 12, 1996, and a final ruling is expected at the end of the third quarter of 1996.

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

     Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals pursuant to a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with and into NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic, and each share of NYNEX common stock will be converted into 0.768 shares of Bell Atlantic common stock. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close by April 1997.


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

     As of June 30, 1996, the Company had $95,979,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company has $60,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 52.5% at June 30, 1996, compared to 59.1% at December 31, 1995.

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


Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits:

               Exhibit Number

               27   Financial Data Schedule.


          (b)  Report on Form 8-K filed during the quarter ended June 30, 1996:

               A Current Report on Form 8-K, dated April 21, 1996, was filed regarding (i) the Agreement and Plan of Merger, dated as of April 21, 1996, by and among Bell Atlantic Corporation, NYNEX Corporation and Seaboard Merger Company, and (ii) the Joint Press Release, dated April 22, 1996, issued by Bell Atlantic Corporation and NYNEX Corporation.

                    Bell Atlantic - Washington, D.C., Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BELL ATLANTIC - WASHINGTON, D.C., INC.



Date:  August 8, 1996           By  /s/ Sheila D. Shears
                                  ----------------------------------
                                        Sheila D. Shears
                                        Controller and Treasurer



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 5, 1996.