Form 10-Q
period 1997-03-31
BELL ATLANTIC WASHINGTON DC INC
filed 1997-05-12
CIK 19719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


    (Mark one)

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

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

                             ---------------------


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

                                                            Three months ended
                                                                 March 31,
                                                           ---------------------
                                                             1997         1996
                                                           --------     --------

OPERATING REVENUES (including $25,707
     and $19,215 from affiliates).......................   $149,646     $137,379
                                                           --------     --------

OPERATING EXPENSES
     Employee costs, including benefits and taxes.......     24,787       28,328
     Depreciation and amortization......................     38,449       33,368
     Other (including $38,191 and $38,253 to affiliates)     60,879       56,231
                                                           --------     --------
                                                            124,115      117,927
                                                           --------     --------

OPERATING INCOME........................................     25,531       19,452

OTHER EXPENSE, NET......................................        256           94

INTEREST EXPENSE (including $653
     and $878 to affiliate).............................      4,877        4,920
                                                           --------     --------

Income Before Provision for Income Taxes and
     Cumulative Effect of Change in Accounting Principle     20,398       14,438

PROVISION FOR INCOME TAXES..............................      8,433        5,741
                                                           --------     --------

Income Before Cumulative Effect of Change
     in Accounting Principle............................     11,965        8,697

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE
     Directory Publishing, Net of Tax...................        ---          286
                                                           --------     --------

NET INCOME..............................................   $ 11,965     $  8,983
                                                           ========     ========


REINVESTED EARNINGS
     At beginning of period.............................   $ 52,691     $  3,786
     Add:  net income...................................     11,965        8,983
                                                           --------     --------
                                                             64,656       12,769
     Deduct:  other changes.............................      2,370           91
                                                           --------     --------
     At end of period...................................   $ 62,286     $ 12,678
                                                           ========     ========


                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                  March 31,      December 31,
                                                     1997            1996
                                                  ----------     ------------

CURRENT ASSETS
Short-term investments..........................  $    9,773      $    8,973
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $9,220 and $11,495..     146,758         149,777
     Affiliates.................................      17,168          17,779
Material and supplies...........................       1,534           1,707
Prepaid expenses................................       4,265          10,968
Deferred income taxes...........................       3,149           1,112
                                                  ----------      ----------
                                                     182,647         190,316
                                                  ----------      ----------

PLANT, PROPERTY AND EQUIPMENT...................   1,551,734       1,521,071
Less accumulated depreciation...................     771,263         731,585
                                                  ----------      ----------
                                                     780,471         789,486
                                                  ----------      ----------

OTHER ASSETS....................................       7,616          13,940
                                                  ----------      ----------

TOTAL ASSETS....................................  $  970,734      $  993,742
                                                  ==========      ==========


                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                        March 31,   December 31,
                                                          1997          1996
                                                        ---------   ------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate......................    $  44,907      $  48,210
     Other..........................................       20,100             98
Accounts payable and accrued liabilities:
     Affiliates.....................................      101,517        114,626
     Other..........................................       76,578         89,959
Advance billings and customer deposits..............       10,585          9,328
                                                        ---------      ---------
                                                          253,687        262,221
                                                        ---------      ---------

LONG-TERM DEBT......................................      227,737        247,735
                                                        ---------      ---------

EMPLOYEE BENEFIT OBLIGATIONS........................      140,377        146,522
                                                        ---------      ---------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes...............................       30,410         28,921
Unamortized investment tax credits..................        4,034          4,169
Other...............................................       31,686         30,966
                                                        ---------      ---------
                                                           66,130         64,056
                                                        ---------      ---------

SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at
     stated value...................................      191,968        191,968
Capital surplus.....................................       28,549         28,549
Reinvested earnings.................................       62,286         52,691
                                                        ---------      ---------
                                                          282,803        273,208
                                                        ---------      ---------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT.......    $ 970,734      $ 993,742
                                                        =========      =========


                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)


                                                          Three months ended
                                                               March 31,
                                                        ----------------------
                                                          1997          1996
                                                        --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES...........    $ 35,047      $ 48,474
                                                        --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments................        (800)       (4,000)
Additions to plant, property and equipment..........     (34,786)      (18,065)
Other, net..........................................       5,302           684
                                                        --------      --------
Net cash used in investing activities...............     (30,284)      (21,381)
                                                        --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayment of borrowings and capital
     lease obligations..............................         (15)         (321)
Net change in note payable to affiliate.............      (3,303)      (24,139)
Net change in outstanding checks drawn
     on controlled disbursement accounts............      (1,445)       (2,633)
                                                        --------      --------
Net cash used in financing activities...............      (4,763)      (27,093)
                                                        --------      --------

NET CHANGE IN CASH..................................         ---           ---


CASH, BEGINNING OF PERIOD...........................         ---           ---
                                                        --------      --------


CASH, END OF PERIOD.................................    $    ---      $    ---
                                                        ========      ========


                      See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The Company has prepared the accompanying unaudited financial statements based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Management believes that these financial statements reflect all adjustments which are necessary for a fair presentation of the Company's results of operations and financial position, which consist of only normal recurring accruals. For a more complete discussion of significant accounting policies and certain other information, refer to the financial statements filed with the Company's 1996 Form 10-K.

2.   TRANSFER OF DIRECTORY PUBLISHING ACTIVITIES

     On January 1, 1997, the Company transferred, at net book value without gain or loss, certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary. The stock of the subsidiary was immediately distributed to Bell Atlantic. The transfer of such assets and liabilities was completed as part of Bell Atlantic and the Company's response to the requirements of the Telecommunications Act of 1996, which prohibits the Company from engaging in electronic publishing or joint sales and marketing of electronic products.

     Net assets transferred by the Company totaled approximately $2,300,000, and consisted of deferred directory production costs (included in prepaid expenses), fixed assets, and related deferred tax liabilities.

     Revenues and direct expenses related to the Company's directory publishing activities transferred were approximately $10,000 and $1,200,000, respectively, for the three month period ended March 31, 1996. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

3.   PROPOSED BELL ATLANTIC - NYNEX MERGER

     Bell Atlantic Corporation (Bell Atlantic) and NYNEX Corporation announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. At special meetings held in November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory reviews, all but one of which have been completed, and receipt of opinions that the merger will be tax free. Bell Atlantic expects to close the merger in the second quarter of 1997.

                    Bell Atlantic - Washington, D.C., Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income of $11,965,000 for the three month period ended March 31, 1997, compared to net income of $8,983,000 for the same period in 1996.

     Effective January 1, 1997, the Company transferred, at net book value without gain or loss, certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary. See "Factors That May Impact Future Results - Federal Legislation - Directory Publishing Activities" on pages 11 and 12 for further discussion of this issue.

     In addition, the Company changed its method of accounting for directory publishing revenues and expenses, effective January 1, 1996. The Company adopted the point-of-publication method, which requires directory revenues and expenses to be recognized upon publication rather than over the lives of the directories. The Company recorded an after-tax increase in income of $286,000 in the first quarter of 1996, representing the cumulative effect of this accounting change. As a result of this change, results of operations for the first three quarters of 1996 have been restated.

     Other items affecting the comparison of the Company's results of operations for the three month periods ended March 31, 1997 and 1996 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1996 Annual Report on Form 10-K.


OPERATING REVENUES
------------------
(Dollars in Thousands)

Three Month Period Ended March 31                         1997             1996
--------------------------------------------------------------------------------

Transport Services
    Local service................................      $ 58,867         $ 61,130
    Network access...............................        36,735           30,767
    Toll service.................................           909              973
Ancillary Services
    Directory publishing.........................           686              628
    Other........................................        26,633           20,220
Value-added Services.............................        25,816           23,661
                                                       --------         --------
Total............................................      $149,646         $137,379
                                                       ========         ========

                    Bell Atlantic - Washington, D.C., Inc.


TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------

                                                                    Percentage
                                                                     Increase
                                                    1997    1996    (Decrease)
------------------------------------------------------------------------------

At March 31
-----------
  Access Lines in Service (in thousands)
    Residence...................................     291     289          0.1%
    Business....................................     596     580          2.8
    Public......................................      10      10          ---
                                                     ---     ---
                                                     897     879          2.0
                                                     ===     ===

Three Month Period Ended March 31
---------------------------------
  Access Minutes of Use (in millions)
    Interstate..................................     691     703         (1.7)
                                                     ===     ===

  Toll Messages (in thousands)
    Interstate..................................     898     939         (4.4)
                                                     ===     ===

LOCAL SERVICE REVENUES

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Three Months            $(2,263)           (3.7)%
--------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone (pay phone) services.

     Local service revenues decreased in the first quarter of 1997 due to the effects of rate reductions on certain local services for business customers and lower message volumes. The decrease in message volumes reflects the impact of storm-driven usage in the first quarter of 1996. Growth in access lines in service of 2.0% in 1997 boosted basic local service revenues and partially offset these decreases.

     For a discussion of the Telecommunications Act of 1996, which will open the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 11.


NETWORK ACCESS REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months            $5,968             19.4%
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

     Network access revenues increased due to expansion of the business market, particularly for high capacity services, and the effect of price increases on certain end-user access services beginning in July 1996. Access minutes of use declined by 1.7% in 1997, primarily as a result of increased calling volumes during the first quarter of 1996 caused by severe winter storms.

     For a discussion of Federal Communications Commission (FCC) rulemakings concerning access charges, price caps and universal service, see "Factors That May Impact Future Results - Recent Developments - FCC Orders" beginning on page 12.

                    Bell Atlantic - Washington, D.C., Inc.


TOLL SERVICE REVENUES

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Three Months            $(64)              (6.6)%
--------------------------------------------------------------------------------

     Toll service revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company, referred to as Local Access and Transport Areas (LATAs).

     The reduction in toll service revenues in the first quarter of 1997 was principally caused by a decline in toll message volumes of 4.4%. The decrease in toll messages was almost entirely due to the effect of storm-driven usage experienced in the first quarter of 1996.


DIRECTORY PUBLISHING REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months            $58                 9.2%
--------------------------------------------------------------------------------

     As described earlier, the Company transferred certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary, effective January 1, 1997. As a result, revenues associated with directory publishing activities transferred are no longer earned by the Company. The Company's directory publishing revenues in 1997 are earned primarily from fees for non-publication of telephone numbers, multiple white page listings and usage of directory listings. See "Factors That May Impact Future Results - Federal Legislation - Directory Publishing Activities" on pages 11 and 12 for further discussion of this issue.

     The increase in directory publishing revenues in the first quarter of 1997 was primarily due to revenues received from an affiliate for the use of directory listings.


OTHER ANCILLARY SERVICES REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months            $6,413             31.7%
--------------------------------------------------------------------------------

     Other ancillary services include billing and collection services provided to long distance carriers, facilities rental services provided to affiliates and non-affiliates, and sales of materials and supplies to affiliates.

     The increase in other ancillary services revenues in the first quarter of 1997 was primarily due to higher facilities rental revenues from affiliates.


VALUE-ADDED SERVICES REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months            $2,155              9.1%
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

     Value-added services revenues increased in the first quarter of 1997 due to higher revenues from customer premises wiring services, primarily for the federal government. This increase was partially offset by a decrease in Touch-Tone service charges in 1997. Effective in January 1997, business Touch-Tone service charges were reduced by 50%, relative to 1996 rates, resulting in an annual decrease of approximately $2,200,000 in value-added services revenues.

                    Bell Atlantic - Washington, D.C., Inc.


OPERATING EXPENSES
------------------
(Dollars in Thousands)

Three Month Period Ended March 31                      1997                1996
--------------------------------------------------------------------------------

Employee costs, including benefits and taxes..       $ 24,787           $ 28,328
Depreciation and amortization.................         38,449             33,368
Other operating expenses......................         60,879             56,231
                                                     --------           --------
Total.........................................       $124,115           $117,927
                                                     ========           ========

EMPLOYEE COSTS

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Three Months            $(3,541)          (12.5)%
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

     The decrease in employee costs was primarily as a result of lower benefit costs. The reduction in benefit costs was caused by a number of factors, including an increase in the discount rate used to develop pension and postretirement benefit costs, favorable pension plan asset returns and lower than expected medical claims. The Company expects the lower level of benefit costs to continue for the remainder of 1997. The effect of lower work force levels in the first quarter of 1997 further reduced employee costs. These cost reductions were partially offset by annual salary and wage increases, as well as increased overtime pay principally as a result of higher business volumes.


DEPRECIATION AND AMORTIZATION

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months            $5,081             15.2%
--------------------------------------------------------------------------------

     The Company uses the composite group remaining life method to depreciate plant assets. Under this method, the Company periodically revises depreciation rates based on a number of factors. The composite depreciation rate was 10.3% for the three month period ended March 31, 1997, compared to 9.7% for the same period in 1996.

     Depreciation and amortization increased in the first quarter of 1997 principally due to growth in depreciable telephone plant. The effect of higher rates of depreciation and amortization also contributed to the increase.


OTHER OPERATING EXPENSES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months            $4,648              8.3%
--------------------------------------------------------------------------------

     Other operating expenses consist primarily of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

     As a result of the transfer of directory publishing activities, certain direct and allocated expenses related to the activities transferred are no longer incurred by the Company. See "Factors That May Impact Future Results - Federal Legislation - Directory Publishing Activities" on pages 11 and 12 for further discussion of this issue.

     The increase in other operating expenses was largely attributable to higher costs for materials and contracted services. These increases were partially offset by the transfer of directory publishing activities and a reduction in write-offs of uncollectible

                    Bell Atlantic - Washington, D.C., Inc.

accounts receivable associated with the Company's billing and collection services. The increase in other operating expenses was further offset by lower centralized services expenses allocated from NSI. The decline in centralized services expenses was primarily due to lower benefit costs and lower software and systems costs, partially offset by higher rent expense and advertising costs.


OTHER EXPENSE, NET

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Three Months                        $162
--------------------------------------------------------------------------------

     The change in other expense, net, was attributable to a decrease in certain nonoperating income in the first quarter of 1997.


INTEREST EXPENSE

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Three Months            $(43)               (.9)%
--------------------------------------------------------------------------------

     Interest expense decreased principally due to lower levels of average short-term debt and lower expense related to capitalized leases in the first quarter of 1997. These decreases were substantially offset by a reduction in capitalized interest costs.


EFFECTIVE INCOME TAX RATES

     Three Months Ended March 31
--------------------------------------------------------------------------------
     1997                               41.3%
--------------------------------------------------------------------------------
     1996                               39.8%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. The Company's effective income tax rate was higher in the first quarter of 1997 principally as a result of a reduction in the recognition of tax credits.


FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization. While current liabilities exceeded current assets at both March 31, 1997 and December 31, 1996, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

     As of March 31, 1997, the Company had $80,093,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company has $60,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 50.9% as of March 31, 1997, compared to 56.2% as of March 31, 1996 and 52.0% as of December 31, 1996.

                    Bell Atlantic - Washington, D.C., Inc.

FACTORS THAT MAY IMPACT FUTURE RESULTS
--------------------------------------

     The telecommunications industry is undergoing substantial changes as a result of the Telecommunications Act of 1996 (the Act), other public policy changes and technological advances. These changes are likely to bring increased competitive pressures in the Company's current business, but will also open new markets to Bell Atlantic.

     The Act became law on February 8, 1996 and replaced the Modification of Final Judgment (MFJ). In general, the Act includes provisions that open local exchange markets to competition and permit Bell Atlantic to provide interLATA (long distance) services and to engage in manufacturing. However, the ability of Bell Atlantic to engage in these new businesses, previously prohibited by the MFJ, is largely dependent on satisfying certain conditions contained in the Act. Among the requirements with which the Company must comply is a 14-point "competitive checklist" which includes steps the Company must take which will help competitors offer local service, either through resale, through the purchase of unbundled network elements, or through their own networks. The Company must also demonstrate to the FCC that its entry into the long distance market would be in the public interest.

     A U.S. Court of Appeals has currently stayed the effectiveness of the uniform national pricing rules adopted by the FCC and the FCC rule that permitted competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. Private negotiations and state arbitrations are continuing while the stay is in effect, pending the Court's final decision.

     Pursuant to the Act, the Company filed its "Statement of Generally Available Terms and Conditions for Interconnection, Unbundled Network Elements, Ancillary Services and Resale of Telecommunications Services" with the District of Columbia Public Service Commission (PSC).

     The Company is unable to predict definitively the impact that the Act will have on its business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in the Company's markets, and the timing, extent and success of Bell Atlantic's pursuit of new business opportunities resulting from the Act. These factors will in turn depend, in part, on the final outcome of several FCC rulemakings and the outcome of state interconnection proceedings (see also "Recent Developments - FCC Orders" below).

     The Company anticipates that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, and other companies that offer network services. Some of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect the Company's future revenue growth. See the "Competition" section below for additional information.

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

     Revenues and direct expenses related to the Company's directory publishing activities transferred were approximately $10,000 and $1,200,000, respectively, for the three month period ended March 31, 1996. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

     Beginning in 1997, revenues from directory publishing activities transferred will no longer be earned, and the related expenses will no longer be incurred, by the Company. Certain other revenues, primarily fees for non-publication of telephone numbers and multiple white page listings will continue to be earned by the Company. Additionally, contracts between the

                    Bell Atlantic - Washington, D.C., Inc.

Company and another affiliate of Bell Atlantic for billing and collection services related to the directory activities, use of directory listings, and rental charges will create new revenue sources for the Company. As a result of the transfer, past operating results are not indicative of future operating results of the Company.

Recent Developments - FCC Orders

     On May 7, 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Act. The Company is unable to assess fully the potential impact of these new rules until the FCC releases the full text of its access reform and price cap orders later in May. Based on the information currently available, however, the Company does not believe that these proceedings will result in a material adverse impact on its results of operations or financial condition.

     Access Charges

     Access charges are the rates long distance carriers pay for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the Company to recover its costs through rates which reflect the manner in which those costs are incurred. As of January 1, 1998, the FCC will require, in general, that interstate costs of the Company which do not vary based on usage be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary based on usage be recovered from long distance carriers through usage based rates. In addition, the FCC will require establishment of separate usage based charges for originating and for terminating interstate interLATA traffic.

     A portion of the Company's interstate costs are also recovered through flat monthly charges to subscribers (subscriber line charges). Under the FCC's order, subscriber line charges for primary residential and single line businesses will remain unchanged, but such charges for additional residential lines and multi-line businesses will rise.

     The restructuring of access charges in January 1998 is expected to be revenue neutral to the Company.

     The FCC is expected to adopt an order later this year that would address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. The Company is unable to predict the results of this further proceeding.

     Price Caps

     The FCC also adopted modifications to its price cap rules that will affect access rate levels. Under the current price cap rules effective through June 30, 1997, the Company's price cap index is adjusted by an inflation index (GDP-
PI) less a fixed percentage, either 4.0%, 4.7% or 5.3% as the Company may elect, which is intended to reflect increases in productivity (Productivity Factor). For the current period ending June 30, 1997, the Company has chosen the 5.3% Productivity Factor.

     The FCC has adopted new rules, effective July 1, 1997, that will create a single Productivity Factor for all price cap companies of 6.5%, with no requirements to share a portion of future interstate earnings, and will set rates as if the higher factor had been in effect since July 1996. Any local exchange company that earns a rate of return on its interstate services of less than 10.25% in any calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with reconfiguration of the Company's network to provide equal access to facilities for all long distance carriers.

     Universal Service

     The FCC also adopted rules designed to preserve "universal service" by ensuring that local exchange service remains reasonably available to all residential customers, including low-income customers and customers in areas that are expensive to serve. The FCC will maintain existing levels of universal service support for such high cost areas pending completion of further FCC proceedings. By the end of 1997, the FCC, in conjunction with the Federal-State Joint Board on Universal Service, will determine whether to increase the size of the federal universal service fund for high cost areas, and how to assess the appropriate level of federal financial support required to continue to ensure affordable local telephone service. Any new high cost universal service support mechanism will become effective January 1, 1999.

                    Bell Atlantic - Washington, D.C., Inc.

     The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries, beginning January 1, 1998, and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts.

     All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require each carrier to contribute approximately 1 to 2% of its revenues. The Company, however, will be permitted to recover its universal service contributions through higher interstate charges to long distance carriers and end users.

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

     The PSC has established a proceeding to address various local competition issues including network unbundling, universal service and wholesale rates. Hearings regarding these issues have been scheduled for June 1997.

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


OTHER MATTERS
-------------

     Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. In November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to a number of other conditions, including certain regulatory reviews, all but one of which have been completed. Bell Atlantic expects to close the merger in the second quarter of 1997.

     As a result of the merger, Bell Atlantic will incur special transition and integration costs of approximately $500 million in the first twelve months following the completion of the merger and an additional $200 million to $400 million over the two succeeding years, in connection with completing the transaction and integrating the operations of Bell Atlantic and NYNEX. The transition costs consist principally of professional and registration fees, systems modification costs, costs associated with the elimination and consolidation of duplicate facilities, and employee severance and relocation costs. Of these costs, the Company expects to incur a portion of a one-time charge for employee severance costs in the quarter in which the merger is completed. The total severance charge for Bell Atlantic is currently estimated to be in the range of $200 million to $300 million. The amount of

                    Bell Atlantic - Washington, D.C., Inc.

the charge will vary depending on a number of factors including: (i) the number of employees that will be terminated under severance arrangements, (ii) the timing of employee terminations, and (iii) changes, if any, to severance plan provisions. It is anticipated that the Company will bear a portion of the remaining transition and integration costs.

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

     Cautionary Statement Concerning Forward-Looking Statements

     Information contained above with respect to the expected financial impact of the proposed merger, and other statements in this Management's Discussion and Analysis regarding expected future events and financial results are forward-looking and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by the Company; (ii) a significant delay in the expected closing of the merger; (iii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform, price caps and universal service; (iv) the timing of presubscription for toll services; (v) future state regulatory actions in the Company's operating area; and (vi) the extent, timing and success of competition from others in the local telephone and toll service markets.

                    Bell Atlantic - Washington, D.C., Inc.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System operating companies with respect to private actions relating to pre-divestiture events, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1997.

                    Bell Atlantic - Washington, D.C., Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BELL ATLANTIC - WASHINGTON, D.C., INC.



Date:  May 9, 1997              By  /s/ Sheila D. Shears
                                   -----------------------------
                                        Sheila D. Shears
                                        Controller and Treasurer



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 8, 1997.