Form 10-Q
period 1997-06-30
BELL ATLANTIC WASHINGTON DC INC
filed 1997-08-08
CIK 19719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


    (Mark one)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

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
                            (Dollars in Thousands)


                                                            Three months ended      Six months ended
                                                                 June 30,               June 30,
                                                           --------------------  -----------------------
                                                             1997       1996        1997        1996
                                                           ---------  ---------  ----------  -----------
OPERATING REVENUES (including $27,441, $19,098,
     $53,148 and $38,313 from affiliates)................   $159,381   $176,961    $309,027     $314,340
                                                            --------   --------    --------     --------

OPERATING EXPENSES
     Employee costs, including benefits and taxes........     24,350     28,912      49,137       57,240
     Depreciation and amortization.......................     39,105     33,724      77,554       67,092
     Other (including $38,969, $40,692, $77,160 and
           $78,945 to affiliates)........................     63,192     69,926     124,071      126,157
                                                            --------   --------    --------     --------
                                                             126,647    132,562     250,762      250,489
                                                            --------   --------    --------     --------

OPERATING INCOME.........................................     32,734     44,399      58,265       63,851

OTHER EXPENSE, NET.......................................        977        174       1,233          268

INTEREST EXPENSE (including $460, $449, $1,113
     and $1,327 to affiliate)............................      4,643      4,528       9,520        9,448
                                                            --------   --------    --------     --------

Income Before Provision for Income Taxes and
     Cumulative Effect of Change in Accounting Principle.     27,114     39,697      47,512       54,135

PROVISION FOR INCOME TAXES...............................     10,530     15,648      18,963       21,389
                                                            --------   --------    --------     --------

Income Before Cumulative Effect of Change
     in Accounting Principle.............................     16,584     24,049      28,549       32,746

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE
     Directory Publishing, Net of Tax....................        ---        ---         ---          286
                                                            --------   --------    --------     --------

NET INCOME...............................................   $ 16,584   $ 24,049    $ 28,549     $ 33,032
                                                            ========   ========    ========     ========


REINVESTED EARNINGS
     At beginning of period..............................   $ 62,286   $ 12,678    $ 52,691     $  3,786
     Add:  net income....................................     16,584     24,049      28,549       33,032
                                                            --------   --------    --------     --------
                                                              78,870     36,727      81,240       36,818
     Deduct:  other changes..............................        164        148       2,534          239
                                                            --------   --------    --------     --------
     At end of period....................................   $ 78,706   $ 36,579    $ 78,706     $ 36,579
                                                            ========   ========    ========     ========


                      See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                    ASSETS
                                    ------

                                                     June 30,      December 31,
                                                       1997            1996
                                                    ----------     ------------

CURRENT ASSETS
Short-term investments...........................   $    6,097       $    8,973
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $8,317 and $11,495...      147,830          149,777
     Affiliates..................................       18,083           17,779
Material and supplies............................        2,123            1,707
Prepaid expenses.................................        4,034           10,968
Deferred income taxes............................        3,807            1,112
                                                    ----------       ----------
                                                       181,974          190,316
                                                    ----------       ----------

PLANT, PROPERTY AND EQUIPMENT....................    1,585,241        1,521,071
Less accumulated depreciation....................      801,680          731,585
                                                    ----------       ----------
                                                       783,561          789,486
                                                    ----------       ----------

OTHER ASSETS.....................................        8,573           13,940
                                                    ----------       ----------

TOTAL ASSETS.....................................   $  974,108       $  993,742
                                                    ==========       ==========


                      See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                          June 30,      December 31,
                                                            1997            1996
                                                          --------      ------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate......................      $ 26,054          $ 48,210
     Other..........................................        20,096                98
Accounts payable and accrued liabilities:
     Affiliates.....................................       104,356           114,626
     Other..........................................        82,821            89,959
Advance billings and customer deposits..............        11,841             9,328
                                                          --------          --------
                                                           245,168           262,221
                                                          --------          --------

LONG-TERM DEBT......................................       227,736           247,735
                                                          --------          --------

EMPLOYEE BENEFIT OBLIGATIONS........................       141,749           146,522
                                                          --------          --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes...............................        31,296            28,921
Unamortized investment tax credits..................         3,898             4,169
Other...............................................        25,038            30,966
                                                          --------          --------
                                                            60,232            64,056
                                                          --------          --------

SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at
     stated value...................................       191,968           191,968
Capital surplus.....................................        28,549            28,549
Reinvested earnings.................................        78,706            52,691
                                                          --------          --------
                                                           299,223           273,208
                                                          --------          --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT.......      $974,108          $993,742
                                                          ========          ========


                      See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                          Six months ended
                                                               June 30,
                                                        --------------------
                                                           1997       1996
                                                        ---------   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES..........     $  93,013   $108,935
                                                        ---------   --------


CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...............         2,876     (2,827)
Additions to plant, property and equipment.........       (78,013)   (57,513)
Other, net.........................................         6,335      2,217
                                                        ---------   --------
Net cash used in investing activities..............       (68,802)   (58,123)
                                                        ---------   --------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital
     lease obligations.............................           (40)      (675)
Net change in note payable to affiliate............       (22,156)   (45,429)
Net change in outstanding checks drawn
     on controlled disbursement accounts...........        (2,015)    (4,708)
                                                        ---------   --------
Net cash used in financing activities..............       (24,211)   (50,812)
                                                        ---------   --------

NET CHANGE IN CASH.................................           ---        ---


CASH, BEGINNING OF PERIOD..........................           ---        ---
                                                        ---------   --------


CASH, END OF PERIOD................................     $     ---   $    ---
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

2.   TRANSFER OF DIRECTORY PUBLISHING ACTIVITIES

     On January 1, 1997, the Company transferred, at net book value without gain or loss, certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary. The stock of the subsidiary was immediately distributed to Bell Atlantic Corporation (Bell Atlantic). The transfer of such assets and liabilities was completed as part of Bell Atlantic and the Company's response to the requirements of the Telecommunications Act of 1996, which prohibits the Company from engaging in electronic publishing or joint sales and marketing of electronic products.

     Net assets transferred by the Company totaled approximately $2,300,000, and consisted of deferred directory production costs (included in prepaid expenses), fixed assets, and related deferred tax liabilities.

     Revenues and direct expenses related to the Company's directory publishing activities transferred were approximately $33,400,000 and $13,500,000, respectively, for the six month period ended June 30, 1996. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

3.   PROPOSED BELL ATLANTIC - NYNEX MERGER

     Bell Atlantic and NYNEX Corporation announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. At special meetings held in November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to the Federal Communications Commission's approval, which is expected to be received shortly.

                    Bell Atlantic - Washington, D.C., Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income of $28,549,000, for the six month period ended June 30, 1997, compared to net income of $33,032,000 for the same period in 1996.

TRANSFER OF DIRECTORY PUBLISHING ACTIVITIES
--------------------------------------------------------------------------------

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

     Revenues and direct expenses related to the Company's directory publishing activities transferred were approximately $33,400,000 and $13,500,000, respectively, for the six month period ended June 30, 1996. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

     Effective January 1, 1997, revenues from directory publishing activities transferred are no longer earned, and the related expenses are no longer incurred, by the Company. Certain other revenues, primarily fees for non-publication of telephone numbers and multiple white page listings continue to be earned by the Company. Additionally, contracts between the Company and another affiliate of Bell Atlantic for billing and collection services related to the directory activities, use of directory listings, and rental charges have created new revenue sources for the Company.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING - DIRECTORY PUBLISHING
--------------------------------------------------------------------------------

     The Company changed its method of accounting for directory publishing revenues and expenses, effective January 1, 1996. The Company adopted the point-of-publication method, which requires directory revenues and expenses to be recognized upon publication rather than over the lives of the directories. The Company recorded an after-tax increase in income of $286,000 in the first quarter of 1996, representing the cumulative effect of this accounting change. Results of operations for the first three quarters of 1996 were restated to reflect the impact of this change.

--------------------------------------------------------------------------------

     Certain other items affecting the comparison of the Company's results of operations for the six month periods ended June 30, 1997 and 1996 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

                    Bell Atlantic - Washington, D.C., Inc.


OPERATING REVENUES
------------------
(Dollars in Thousands)

Six Month Period Ended June 30                                1997        1996
-------------------------------------------------------------------------------

Transport services
    Local service.........................                 $125,135    $123,752
    Network access........................                   72,376      64,979
    Toll service..........................                    2,002       1,954
Ancillary services
    Directory publishing..................                    1,375      34,532
    Other.................................                   55,180      40,414
Value-added services......................                   52,959      48,709
                                                           --------    --------
Total.....................................                 $309,027    $314,340
                                                           ========    ========


TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------
                                                                     Percentage
                                                     1997      1996    Increase
-------------------------------------------------------------------------------

At June 30
----------
  Access Lines in Service (in thousands)
    Residence.............................            291       282        3.2%
    Business..............................            599       584        2.6
    Public................................             10        10        ---
                                                    -----     -----
                                                      900       876        2.7
                                                    =====     =====

Six Month Period Ended June 30
------------------------------------------
  Access Minutes of Use (in millions)
    Interstate............................          1,444     1,431         .9
                                                    =====     =====

  Toll Messages (in thousands)
    Interstate............................          1,952     1,858        5.1
                                                    =====     =====

LOCAL SERVICE REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $1,383              1.1%
--------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone (pay phone) services.

     Higher usage of the Company's network facilities was the primary reason for the increase in local service revenues in the first six months of 1997. This growth was generated by an increase in access lines in service of 2.7% from June 30, 1996. This access line growth primarily reflects higher demand for Centrex services and an increase in second residential lines. This increase in local service revenues was partially offset by the effects of rate reductions on certain local services for business customers.

     For a discussion of the Telecommunications Act of 1996, which will open the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 11.

                    Bell Atlantic - Washington, D.C., Inc.

NETWORK ACCESS REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $7,397             11.4%
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

     Network access revenues increased due to expansion of the business market, particularly for high capacity services, and the effect of price increases on certain end-user access services beginning in July 1996. Access minutes of use increased by .9% in 1997, primarily due to higher customer demand. Reported growth in access minutes of use and revenues was negatively affected by increased calling volumes during the first quarter of 1996 caused by severe winter storms.

     Effective July 1, 1997, the Company implemented price decreases of approximately $10,700,000 on an annual basis for interstate services, in connection with the Federal Communications Commission's (FCC) price cap plan. It is expected that these price decreases will be partially offset by volume increases. For a further discussion of FCC rulemakings concerning price caps, access charges and universal service, see "Factors That May Impact Future Results - Recent Developments - FCC Orders" beginning on page 12.


TOLL SERVICE REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $48                 2.5%
--------------------------------------------------------------------------------

     Toll service revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company, referred to as a Local Access and Transport Area (LATA).

     The growth in toll service revenues in the first six months of 1997 was principally due to higher toll message volumes of 5.1% from June 30, 1996.


DIRECTORY PUBLISHING REVENUES

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(33,157)         (96.0)%
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

     The decrease in directory publishing revenues in the first six months of 1997 was principally due to the transfer of directory publishing activities.

                    Bell Atlantic - Washington, D.C., Inc.

OTHER ANCILLARY SERVICES REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $14,766            36.5%
--------------------------------------------------------------------------------

     The Company provides other ancillary services which include billing and collection services for long distance carriers, facilities rental services for affiliates and non-affiliates, and sales of materials and supplies to affiliates.

     The increase in other ancillary services revenues in the first six months of 1997 was primarily due to higher facilities rental revenues from affiliates.


VALUE-ADDED SERVICES REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $4,250              8.7%
--------------------------------------------------------------------------------

     Value-added services are a family of services which expand the utilization of the network. These services include products such as voice messaging services, Caller ID, Call Waiting, and Return Call, as well as more mature products such as Touch-Tone and customer premises wiring and maintenance services.

     Value-added services revenues increased in the first six months of 1997 due to higher revenues from customer premises wiring services for the federal government. This increase was partially offset by a decrease in Touch-Tone service charges in 1997. Effective in January 1997, business Touch-Tone service charges were reduced by 50%, relative to 1996 rates, resulting in an annual decrease of approximately $2,200,000 in value-added services revenues.


OPERATING EXPENSES
------------------
(Dollars in Thousands)

Six Month Period Ended June 30                          1997               1996
--------------------------------------------------------------------------------

Employee costs, including benefits and taxes..        $ 49,137         $ 57,240
Depreciation and amortization.................          77,554           67,092
Other operating expenses......................         124,071          126,157
                                                      --------         --------
Total.........................................        $250,762         $250,489
                                                      ========         ========

EMPLOYEE COSTS

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(8,103)          (14.2)%
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

     The decrease in employee costs was primarily due to lower benefit costs. The reduction in benefit costs was caused by a number of factors, including an increase in the discount rate used to develop pension and postretirement benefit costs, favorable pension plan asset returns and lower than expected medical claims. The Company expects the lower level of benefit costs to continue through the third quarter of 1997. The effect of lower work force levels in the first six months of 1997 further reduced employee costs. These cost reductions were partially offset by annual salary and wage increases and by increased overtime pay principally as a result of higher business volumes.

                    Bell Atlantic - Washington, D.C., Inc.

DEPRECIATION AND AMORTIZATION

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $10,462            15.6%
--------------------------------------------------------------------------------

     The Company uses the composite group remaining life method to depreciate plant assets. Under this method, the Company periodically revises depreciation rates based on a number of factors. The composite depreciation rate was 10.2% for the six month period ended June 30, 1997 compared to 9.6% for the same period in 1996.

     Depreciation and amortization increased in the first six months of 1997 principally due to growth in depreciable telephone plant. The effect of higher rates of depreciation and amortization also contributed to the expense increase.


OTHER OPERATING EXPENSES

     1997-1996                        (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(2,086)           (1.7)%
--------------------------------------------------------------------------------

     Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

     As a result of the transfer of directory publishing activities, certain direct and allocated expenses related to the activities transferred are no longer incurred by the Company.

     The decrease in other operating expenses was largely attributable to the transfer of directory publishing activities, a reduction in write-offs of uncollectible accounts receivable associated with the Company's billing and collection services, and lower centralized services expenses allocated from NSI. The decline in centralized services expenses was primarily due to lower benefit costs and lower software and systems costs, partially offset by higher rent expense and higher marketing and advertising costs. These decreases were substantially offset by higher costs for materials and contract services.


OTHER EXPENSE, NET

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months                          $965
--------------------------------------------------------------------------------

     The change in other expense, net, was attributable to higher nonoperating costs incurred in the first six months of 1997.


INTEREST EXPENSE

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $72                  .8%
--------------------------------------------------------------------------------

     Interest expense increased principally due to a reduction in capitalized interest costs resulting from lower levels of telephone plant under construction. This increase was substantially offset by the effect of lower levels of average short-term debt.

                    Bell Atlantic - Washington, D.C., Inc.

EFFECTIVE INCOME TAX RATES

     Six Months Ended June 30
--------------------------------------------------------------------------------
     1997                                39.9%
--------------------------------------------------------------------------------
     1996                                39.5%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. The Company's effective income tax rate was higher in the first six months of 1997 principally due to the effect of prior period adjustments recorded in 1996.


FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization. While current liabilities exceeded current assets at both June 30, 1997 and December 31, 1996, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

     As of June 30, 1997, the Company had $98,946,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company has $60,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 47.8% as of June 30, 1997, compared to 51.9% as of June 30, 1996 and 52.0% as of December 31, 1996.


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

     A U.S. Court of Appeals recently found that the FCC unlawfully attempted to preempt state authority in implementing key provisions of the Act. It also found that several particularly objectionable provisions of the FCC's rules were inconsistent with the statutory requirements. In particular, it affirmed that states have exclusive jurisdiction over the pricing of interconnection elements and that the FCC could not lawfully allow competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. This decision should not delay the advent of local competition, since, under the previous stay of the FCC's rules, a number of interconnection agreements have been concluded and the District of Columbia Public Service Commission (PSC) is currently addressing pricing and other standards for local interconnection.

     Pursuant to the Act, the Company filed its "Statement of Generally Available Terms and Conditions for Interconnection, Unbundled Network Elements, Ancillary Services and Resale of Telecommunications Services" with the PSC. Hearings have been completed regarding this filing. On August 4, 1997, the Company filed briefs that address its Statement of Generally

                    Bell Atlantic - Washington, D.C., Inc.

Available Terms and Conditions, adoption of permanent rates and conditions that will replace interim rates and conditions adopted in arbitration proceedings, its collocation proposal and interstate intraLATA toll presubscription plan, and any other cost, rate, policy or technical issues that must be resolved. An order is expected before the end of the year.

     Bell Atlantic expects to petition the FCC for permission to enter the in-region long distance market in one or more states in its jurisdiction in 1997. Bell Atlantic is unable to predict when it will receive such permission.

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

Recent Developments - FCC Orders

     On May 7, 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Act. While there are additional decisions pending on Universal Service and Access Reform, based on the decisions to date the Company does not believe that these proceedings will result in a material adverse impact on its results of operations or financial condition.

     Access Charges

     Access charges are the rates long distance carriers pay for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the Company to recover its costs through rates which reflect the manner in which those costs are incurred. As of January 1, 1998, the FCC will require, in general, that interstate costs of the Company which do not vary based on usage be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary based on usage be recovered from long distance carriers through usage-based rates. In addition, the FCC will require establishment of separate usage-based charges for originating and for terminating interstate interLATA traffic.

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

     Price Caps

     The FCC also adopted modifications to its price cap rules that affect access rate levels. Under the FCC's price cap rules, the Company's price cap index is adjusted annually by an inflation index (GDP-PI) less a fixed percentage intended to reflect increases in productivity (Productivity Factor). In the prior year, the Company's Productivity Factor was 5.3%. Effective July 1, 1997, the FCC created a single Productivity Factor for all price cap companies of 6.5%, and eliminated requirements to share a portion of future interstate earnings. The FCC required that rates be set as if the higher Productivity Factor had been in effect since July 1996. Any local exchange company that earns a rate of return on its interstate services of less than 10.25% in any calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with reconfiguration of the Company's network to provide equal access to facilities for all long distance carriers.

                    Bell Atlantic - Washington, D.C., Inc.

     On June 30, 1997, Bell Atlantic made its Annual Access Tariff Filing of Interstate Rates, which became effective on July 1, 1997. The rates included in the filing resulted in annual price decreases for the Company totaling approximately $10,700,000, of which $2,500,000 is a result of one-time adjustments which will only be in effect until July 1998.

     The FCC is expected to adopt an order later this year to address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. The Company is unable to predict the results of this further proceeding.

     Universal Service

     The FCC also adopted rules designed to preserve "universal service" by ensuring that a basket of designated services are widely available and affordable to all customers, including low-income customers and customers in areas that are expensive to serve. The FCC's universal service support will approximate $1.5 billion for high cost areas pending completion of further FCC proceedings. By the third quarter of 1998, the FCC, in conjunction with the Federal-State Joint Board on Universal Service, will determine the methodology for determining high cost areas for non-rural carriers, the proper amount of federal universal service support for high cost areas, and how to assess the appropriate level of federal financial support required to continue to ensure affordable local telephone service. Any new high cost universal service support mechanism will become effective January 1, 1999.

     The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries, beginning January 1, 1998, and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts.

     All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require the Company to contribute approximately 1% to 2% of its revenues for high cost and low income subsidies. The Company will also be contributing about 5% for schools, libraries and not-for-profit health care. The Company will, however, be afforded the opportunity to recover its universal service contributions through higher interstate charges to long distance carriers and end users.

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

Other State Regulatory Matters

     The communications services of the Company are subject to regulation by the PSC with respect to intrastate rates and services and certain other matters.

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

                    Bell Atlantic - Washington, D.C., Inc.

     Effective July 1, 1997, residential and business message unit rates were decreased by approximately $800,000, on an interim basis, for the negative change in the rate of inflation adjustment (-.68%). This adjustment was calculated as directed in the Price Cap Plan. The PSC will issue an order approving or modifying the Company's proposal after the completion of a 45 day comment and 15 day reply period.


OTHER MATTERS
-------------

     Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation (NYNEX) announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. At special meetings held in November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to the FCC's approval, which is expected to be received shortly. In connection with the FCC's review of the proposed merger, Bell Atlantic and NYNEX submitted a list of commitments they will follow to assure competition in their local exchange markets. The Company does not expect these commitments to have a material impact on its results of operations or financial condition.

     As a result of the merger, Bell Atlantic will incur special transition and integration costs in connection with completing the transaction and integrating the operations of Bell Atlantic and NYNEX. It is anticipated that the Company will bear a portion of the transition and integration costs.

     Bell Atlantic also expects to recognize recurring expense savings following completion of the merger as a result of consolidating operating systems and other administrative functions and reducing management positions. It is anticipated that the Company will recognize a portion of these savings.

     Cautionary Statement Concerning Forward-Looking Statements

     Information contained above with respect to the expected financial impact of the proposed merger, and other statements in this Management's Discussion and Analysis regarding expected future events and financial results, are forward-looking and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by the Company; (ii) a significant further delay in the expected closing of the merger; (iii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform and universal service; (iv) future state regulatory actions in the Company's operating area; and (v) the extent, timing and success of competition from others in the local telephone and toll service markets.

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


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.



           (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1997.

                    Bell Atlantic - Washington, D.C., Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BELL ATLANTIC - WASHINGTON, D.C., INC.



Date:  August 8, 1997           By  /s/ Sheila D. Shears
                                   -----------------------------
                                        Sheila D. Shears
                                        Controller and Treasurer



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 5, 1997.