Form 10-K405
period 1997-12-31
BELL ATLANTIC WASHINGTON DC INC
filed 1998-03-25
CIK 19719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                   FORM 10-K

                            ----------------------


  (Mark one)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

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

                            ----------------------

Securities registered pursuant to Section 12(b) of the Act: See attached Schedule A.

Securities registered pursuant to Section 12(g) of the Act:  None.


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).


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

                    Bell Atlantic - Washington, D.C., Inc.

                                  SCHEDULE A



Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
           Title of each class                           on which registered
--------------------------------------------------       -------------------

Forty Year 7 3/4% Debentures, due November 1, 2013          New York Stock
                                                                Exchange

                    Bell Atlantic - Washington, D.C., Inc.

                               TABLE OF CONTENTS


Item No.                                                                    Page
--------                                                                    ----

                                    PART I

  1.     Business
         (Abbreviated pursuant to General Instruction I(2).)...............   1
  2.     Properties........................................................   6
  3.     Legal Proceedings.................................................   6
  4.     Submission of Matters to a Vote of Security Holders
         (Omitted pursuant to General Instruction I(2).)...................   6


                                    PART II

  5.     Market for Registrant's Common Equity and Related Stockholder
         Matters...........................................................   7
  6.     Selected Financial Data
         (Omitted pursuant to General Instruction I(2).)...................   7
  7.     Management's Discussion and Analysis of Results of Operations
         (Abbreviated pursuant to General Instruction I(2).)...............   8
  7A.    Quantitative and Qualitative Disclosures About Market Risk........  15
  8.     Financial Statements and Supplementary Data.......................  16
  9.     Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................  16


                                   PART III

 (Omitted pursuant to General Instruction I(2).):
 10.     Directors and Executive Officers of the Registrant................  16
 11.     Executive Compensation............................................  16
 12.     Security Ownership of Certain Beneficial Owners and Management....  16
 13.     Certain Relationships and Related Transactions....................  16


                                    PART IV

 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  16



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 20, 1998.

                    Bell Atlantic - Washington, D.C., Inc.

                                    PART I

Item 1.  Business

                                    GENERAL

   Bell Atlantic - Washington, D.C., Inc. (the "Company") is incorporated under the laws of the State of New York and has its principal offices at 1710 H Street, N.W., Washington D.C. 20006 (telephone number 202-392-9900). The Company is a wholly owned subsidiary of Bell Atlantic Corporation ("Bell Atlantic").

   The Company presently serves a territory consisting of a single Local Access and Transport Area ("LATA"). A LATA is generally centered on a city or based on some other identifiable common geography and, with certain limited exceptions, a LATA marks the boundary within which the Company has been permitted by the "Modification of Final Judgment" ("MFJ") to provide telephone service.

  The Company currently provides two basic types of telecommunications services. First, the Company transports telecommunications traffic between subscribers located within the LATA ("intraLATA service"), including both local and long distance services. Local service includes the provision of local exchange ("dial-tone"), local private line and public telephone services (including dial-tone service for pay telephones owned by the Company and by other pay telephone providers). Among other local services provided are Centrex (telephone subsidiary central office-based switched telephone service enabling the subscriber to make both intercom and outside calls) and a variety of special and custom calling services. Long distance service includes message toll service (calling service beyond the local calling area) within LATA boundaries. Second, the Company provides exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide telecommunications service between LATAs ("interLATA service") to their customers.


                         BELL ATLANTIC - NYNEX MERGER

   On August 14, 1997, Bell Atlantic and NYNEX Corporation ("NYNEX") consummated a merger whereby NYNEX became a subsidiary of Bell Atlantic and NYNEX shareowners received 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock owned. Bell Atlantic owns nine subsidiaries which provide domestic telecommunications services (collectively, the "telephone subsidiaries").

   In 1997, the Company recognized merger-related costs of approximately $4,400,000, consisting of $1,000,000 of direct incremental costs and $3,400,000 for employee severance costs. A small portion of costs for transition and integration were also incurred by the Company. These costs include approximately $3,200,000 representing the Company's allocated share of merger-related costs from Bell Atlantic Network Services, Inc., an affiliate which provides centralized services on a contract basis.


                        TELECOMMUNICATIONS ACT OF 1996


   The Telecommunications Act of 1996 (the "Act") became effective on February 8, 1996. Prior to the enactment of the Act, the operations of Bell Atlantic and its subsidiaries were subject to the requirements of the MFJ, a consent decree that arose out of an antitrust action brought by the United States Department of Justice ("DOJ") against AT&T Corp. ("AT&T") and the Bell Operating Companies ("BOCs"), including the telephone subsidiaries. The Act provides that any conduct or activity previously subject to the MFJ is now subject instead to the restrictions and obligations imposed by the Act.

  In general, the Act includes provisions that open local exchange markets to competition and permit BOCs, or their affiliates, such as Bell Atlantic, to engage in manufacturing and to provide services between LATAs. Under the Act, the ability of Bell Atlantic to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations to be promulgated thereunder.

  The Act takes a two-fold approach to the rules governing competition in the interLATA market. First, Bell Atlantic is permitted to apply for state approval to offer interLATA services originating in states outside of the geographic region in which the telephone subsidiaries operate as local exchange carriers.

                    Bell Atlantic - Washington, D.C., Inc.

   Second, each of the telephone subsidiaries must demonstrate to the Federal Communications Commission ("FCC") that it has satisfied certain requirements in order for Bell Atlantic to be permitted to offer interLATA services for calls originating within the geographic region in which the telephone subsidiary operates as a local exchange carrier. Among the requirements with which a telephone subsidiary must comply is a 14-point "competitive checklist," which includes steps the telephone subsidiaries must take which will help competitors offer local services through resale of the telephone subsidiaries' service, purchase of unbundled network elements from the telephone subsidiaries, or through the competitors' own networks. Bell Atlantic must also demonstrate to the FCC that its entry into the interLATA market would be in the public interest.

   In December 1997, a U.S. District Court found that the line-of-business restrictions in the Act, including the requirement that BOCs alone comply with a competitive checklist before being allowed to provide long distance, are unconstitutional because they apply only to the BOCs. Bell Atlantic was allowed to join the case prior to the court's decision. The court has granted a stay of its decision pending appeals by the DOJ and other parties.

   The FCC is required to conduct a number of rulemakings to implement the Act. See "FCC Regulation and Interstate Rates" and "Competition - Local Exchange Services."


                                  OPERATIONS

   Bell Atlantic has organized certain telecommunications group functions into business units operating across the telephone subsidiaries. The business units focus on specific market segments. The telephone subsidiaries, including the Company, remain responsible within their respective service areas for the provision of telephone services, financial performance and regulatory matters.

   The Consumer Services business unit markets communications services to residential customers.

   The Wholesale Services business unit markets (i) switched and special access to the telephone subsidiaries' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. The principal customers are interexchange carriers; AT&T is the largest single customer. Other customers include business customers and government agencies with their own special access network connections, wireless companies and other local exchange carriers which resell network connections to their own customers.

   The General Business Services business unit markets communications and information services to small and medium-sized businesses.

   The Large Business Services business unit markets communications and information services to large businesses. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network integration (integrating multiple geographically disparate networks into one system), network optimization (disaster avoidance, 911 service, intelligent vehicle highway systems), video services (distance learning, telemedicine, videoconferencing) and interactive multimedia applications services.

   The Public and Operator Services business unit markets pay telephone and operator services to meet consumer needs for accessing public networks and locating and identifying network subscribers, and to provide calling assistance and arrange billing alternatives (e.g., calling card, collect and third party calls).

   The Federal Systems business unit markets communications and information technology and services to departments, agencies and offices of the executive, judicial and legislative branches of the federal government.

   The Network Group manages the technologies, services and systems platforms required by the business units and the telephone subsidiaries to meet the needs of their customers, including switching, feature development and on-premises installation and maintenance services.

                    Bell Atlantic - Washington, D.C., Inc.

   The Information Services Group publishes directories for the Company.

   In order to satisfy the requirements of the Act, the Company transferred certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary, effective January 1, 1997. The stock of the subsidiary was immediately distributed to Bell Atlantic.


FCC Regulation and Interstate Rates

   The telephone subsidiaries, including the Company, are subject to the jurisdiction of the FCC with respect to interstate services and certain related matters. In 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Act.

   Access Charges

   Interstate access charges are the rates long distance carriers pay for use and availability of the telephone subsidiaries' facilities for the origination and termination of interstate service. The FCC's order adopted changes to the access tariff structures in order to permit the telephone subsidiaries to recover a greater portion of their interstate costs through rates that reflect the manner in which those costs are incurred. The FCC required a phased restructuring of access charges, beginning in January 1998, so that the telephone subsidiaries' nonusage-sensitive costs will be recovered from long distance carriers and end-users through flat rate charges, and usage-sensitive costs will be recovered from long distance carriers through usage-based rates. In addition, the FCC will require establishment of different levels of usage-based charges for originating and for terminating interstate traffic.

   A portion of the telephone subsidiaries' interstate costs are also recovered through flat monthly charges to subscribers ("subscriber line charges"). Under the FCC's order, subscriber line charges for primary residential and single line businesses will remain unchanged initially, but such charges for additional residential lines and multi-line businesses will rise.

   The FCC has begun an investigation of the tariffs filed by the telephone subsidiaries and other local exchange carriers to implement this new rate structure.

   Price Caps

   The FCC also adopted modifications to its price cap rules which affect access rate levels. Under those rules, each year the Company's price cap index is adjusted downward by a fixed percentage intended to reflect increases in productivity ("Productivity Factor") and adjusted upward by an allowance for inflation (the GDP-PI). In the prior year, the Company's Productivity Factor was 5.3%. The FCC created a single Productivity Factor of 6.5% for all price cap companies, eliminated requirements to share a portion of future interstate earnings and required that rates be set as if the higher Productivity Factor had been in effect since July 1996. Any local exchange company that earns an interstate rate of return below 10.25% in a calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with the implementation of equal access to all long distance carriers and removal of certain general overhead costs that it concluded were associated with other detariffed services.

   The FCC is expected to adopt an order in 1998 to address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops.

   Universal Service

   The FCC also adopted rules implementing the "universal service" provision of the Act, which was designed to ensure that a basket of designated services is widely available and affordable to all customers, including low-income customers and customers in areas that are expensive to serve. The FCC's universal service support in 1998 will approximate $1.5 billion for high-cost areas. The support amount thereafter cannot yet be determined. The FCC, in conjunction with the Federal-State Joint Board on Universal Service, will adopt a methodology for determining high-cost areas for nonrural carriers, and the proper amount of federal universal service support for high-cost areas. A new federal high-cost universal service support mechanism will become effective in 1999.

                    Bell Atlantic - Washington, D.C., Inc.

   The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts. All telecommunications carriers must contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 require each of the telephone subsidiaries to contribute approximately 2% of its interstate retail revenues for high-cost and low income subsidies. Each of the telephone subsidiaries will also be contributing a portion of its total retail revenues for schools, libraries and not-for-profit health care. The telephone subsidiaries will recover these contributions through interstate charges to long distance carriers and end-users.


State Regulation of Rates and Services

   The communications services of the Company are subject to regulation by the District of Columbia Public Service Commission ("PSC") with respect to intrastate rates and services and certain other matters.

   In 1996, the PSC approved a price cap plan for intra-Washington, D.C. services provided by the Company. Provisions of the plan include (1) a term of four years, through December 31, 1999; (2) three service categories: basic, discretionary, and competitive; (3) caps on certain basic residential rates for the term of the plan, with other basic rates to change with the rate of inflation (GDP-PI) minus 3%; (4) discretionary service rate increases of up to 15% annually; (5) elimination of price limits on competitive service rates; and
(6) elimination of the regulation of profits.

Competition

   Legislative changes, including provisions of the Act discussed above under "Telecommunications Act of 1996," regulatory changes and new technology are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. The Company anticipates that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect the Company's future revenue growth.

   Local Exchange Services

   The ability to offer local exchange services has historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved by the PSC.

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

   In 1997 a U.S. Court of Appeals found that the FCC unlawfully attempted to preempt state authority in implementing key provisions of the Act and that several provisions of the FCC's rules are inconsistent with the statutory requirements. In particular, it affirmed that the states have exclusive jurisdiction over the pricing of local interconnection and resale arrangements, that the FCC cannot lawfully allow competitors to "pick and choose" isolated terms out of negotiated interconnection agreements, that the FCC cannot require incumbent local exchange carriers to provide competitors a pre-assembled network platform at network element prices or to combine unbundled network elements for competitors. The U.S. Supreme Court has agreed to hear appeals by the DOJ and other parties of that decision.

   Negotiations between the Company and various CLECs, and arbitrations before the PSC, have continued. As of March 1, 1998, the Company had entered into 25 approved agreements with CLECs.

                    Bell Atlantic - Washington, D.C., Inc.

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

   Wireless Services

   Wireless services also constitute potential sources of competition to the Company. Wireless portable telephone services employ digital technology, allow customers to make and receive telephone calls from any location using small handsets, and can also be used for data transmission.

   Public Telephone Services

   The Company faces increasing competition in the provision of pay telephone services from other providers. In addition, the growth of wireless communications negatively impacts usage of public telephones.

   Operator Services

   Alternative operator services providers have entered into competition with the Company's operator services product line.


                                   EMPLOYEES

   As of December 31, 1997, the Company had approximately 1,500 employees.

                    Bell Atlantic - Washington, D.C., Inc.

Item 2.  Properties

                                    GENERAL

   The principal properties of the Company do not lend themselves to simple description by character and location. The Company's investment in plant, property and equipment consisted of the following at December 31:

                                               1997   1996
                                               -----  -----

   Central office equipment..................    41%    39%
   Cable, wiring and conduit.................    18     19
   Land and buildings........................    13     14
   Other equipment...........................    26     25
   Other.....................................     2      3
                                               ----   ----
                                                100%   100%
                                               ====   ====

   "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Cable, wiring and conduit" consists primarily of aerial cable, underground cable, conduit and wiring. "Land and buildings" consists of land owned in fee and improvements thereto, principally central office buildings. "Other equipment" consists of public telephone instruments and telephone equipment, poles, furniture, office equipment, and vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases and leasehold improvements.

   The Company's customers are served by electronic switching systems that provide a wide variety of services. The Company's network is in a transition from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services. At December 31, 1997, approximately 77% of the access lines were served by digital capability.


                             CAPITAL EXPENDITURES

   The Company has been making and expects to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $189 million in 1997, $191 million in 1996 and $205 million in 1995. Capital expenditures exclude additions under capital leases. The total investment in plant, property and equipment was approximately $1.7 billion at December 31, 1997, $1.5 billion at December 31, 1996 and $1.5 billion at December 31, 1995, in each case after giving effect to retirements, but before deducting accumulated depreciation at such date.



Item 3.  Legal Proceedings

         There are no proceedings reportable under Item 3.



Item 4.  Submission of Matters to a Vote of Security Holders

         (Omitted pursuant to General Instruction I(2).)

                    Bell Atlantic - Washington, D.C., Inc.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Not applicable.


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

   The communications services of the Company are subject to regulation by the District of Columbia Public Service Commission (PSC) with respect to intrastate rates and certain other matters. For a further discussion of the Company and its regulatory plan, see Item 1 - "Description of Business."


RESULTS OF OPERATIONS
---------------------

   The Company reported net income of $45,305,000 in 1997, compared to net income of $49,078,000 in 1996.

Bell Atlantic - NYNEX Merger

   On August 14, 1997, Bell Atlantic Corporation (Bell Atlantic) and NYNEX Corporation (NYNEX) completed a merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. The stockholders of each company approved the merger at special meetings held in November 1996. Under the terms of the amended agreement, NYNEX became a wholly owned subsidiary of Bell Atlantic. The merger has been accounted for as a pooling of interests.

   As a result of conforming the accounting methodologies of Bell Atlantic and NYNEX, the Company has recorded an after-tax charge of $1,045,000 to Accumulated Deficit as if the merger had occurred as of the beginning of the earliest period presented (see Note 9 to the financial statements).

   Merger-Related Costs

   Results of operations for 1997 include merger-related pre-tax costs totaling approximately $4,400,000, consisting of $1,000,000 for direct incremental costs and $3,400,000 for employee severance costs. A small portion of costs for transition and integration were also incurred by the Company. These costs include approximately $3,200,000 representing the Company's allocated share of merger-related costs from Bell Atlantic Network Services, Inc. (NSI), an affiliate which provides centralized services on a contract basis. Costs allocated from NSI are included in Other Operating Expenses.

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

Other Charges and Special Items

   In 1997, the Company recorded pre-tax charges of approximately $17,900,000 in connection with consolidating operations and combining organizations and for special items arising in the period. These charges include a small portion representing the Company's allocated share of charges from NSI.

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

   Revenues related to the Company's directory publishing activities transferred were approximately $33,500,000 and $30,700,000 for the years ended December 31, 1996 and 1995, respectively. Direct expenses related to the directory publishing activities transferred were approximately $15,500,000 and $13,500,000 for the years ended December 31, 1996 and 1995, respectively. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

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

--------------------------------------------------------------------------------

   These and other items affecting the comparison of the Company's results of operations between 1997 and 1996 are discussed in the following sections.


OPERATING REVENUE STATISTICS
----------------------------

                                                  1997       1996       % Change
--------------------------------------------------------------------------------

At Year-End
-----------
 Access Lines in Service (in thousands)
  Residence.................................       294        289           1.7%
  Business..................................       599        592           1.2
  Public....................................        10         10            --
                                                 -----      -----
                                                   903        891           1.3
                                                 =====      =====

For the Year
------------
 Access Minutes of Use (in millions)........     2,929      2,881           1.7
                                                 =====      =====

                    Bell Atlantic - Washington, D.C., Inc.

OPERATING REVENUES
------------------
(Dollars in Thousands)

For the Years Ended December 31                  1997         1996      % Change
--------------------------------------------------------------------------------

Local services..........................     $298,450     $300,548         (.7)%
Network access services.................      135,570      129,888          4.4
Long distance services..................        3,998        3,862          3.5
Ancillary services......................      170,467      127,239         34.0
Directory and information services......        2,737       35,687        (92.3)
                                             --------     --------
Total...................................     $611,222     $597,224          2.3
                                             ========     ========


LOCAL SERVICES REVENUES

                                              (Decrease)
--------------------------------------------------------------------------------
   1997 - 1996                         $(2,098)           (.7)%
--------------------------------------------------------------------------------

   Local services revenues are earned by the Company from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services which expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call.

   Local services revenues decreased in 1997 primarily due to rate reductions on certain local services for business and residence customers and a reduction in business Touch-Tone service charges in 1997. Effective in January 1997, business Touch-Tone service charges were reduced by 50%, relative to 1996 rates, resulting in an annual decrease of approximately $2,200,000. In January 1998, the remaining business Touch-Tone service charge was eliminated.

   The revenue decreases were partially offset by higher usage of the Company's network facilities and increased business message volumes in 1997. This growth was generated by an increase in access lines in service of 1.3% in 1997.

   For a discussion of the Telecommunications Act of 1996 and its impact on the local exchange market, see Item 1 - "Description of Business, Telecommunications Act of 1996" and "Description of Business, Operations - Competition - Local Exchange Services."


NETWORK ACCESS SERVICES REVENUES

                                               Increase
--------------------------------------------------------------------------------
   1997 - 1996                         $ 5,682            4.4%
--------------------------------------------------------------------------------

   Network access services revenues are earned from carriers for their use of the Company's local exchange facilities in providing usage services to their customers, and from end-user subscribers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to the Company's network. Special access revenues arise from access charges paid by carriers and end-users who have private networks. End-user access revenues are earned from the Company's customers who pay for access to the network.

   Network access services revenues increased in 1997 principally due to higher customer demand, particularly by the business market, for high capacity services and price increases on end-user access services which became effective in July 1996. Volume growth, as reflected by growth in access minutes of use of 1.7% in 1997, also contributed to the increase in network access services revenues.
This revenue growth was negatively affected in 1997 by price reductions as mandated by federal price cap plans.

                    Bell Atlantic - Washington, D.C., Inc.

   The Federal Communications Commission (FCC) regulates the rates that the Company charges long distance carriers and end-user subscribers for interstate access services. Bell Atlantic is required to file new access rates with the FCC each year under the rules of its Interim Price Cap Plan. The Company implemented required price increases for interstate access services totaling approximately $900,000 on an annual basis for the period July 1996 through June 1997. Effective July 1, 1997, the Company implemented annual price decreases on interstate access services of approximately $10,700,000. The rates included in the 1997 filing will be in effect through June 1998. In addition, effective January 1, 1998, the Company adjusted its annual rates by approximately $4,000,000 to recover contributions that it will owe to the new universal service fund. These revenues will be entirely offset by the contribution amount, which will be recorded in Other Operating Expenses.

   Revenues were also affected by reductions of approximately $4,200,000 in 1997 and $3,800,000 in 1996 for contingencies associated with regulatory matters.

   For a further discussion of FCC rulemakings concerning access charges, price caps and universal service, see Item 1 - "Description of Business, Operations - FCC Regulation and Interstate Rates."


LONG DISTANCE SERVICES REVENUES

                                               Increase
--------------------------------------------------------------------------------
   1997 - 1996                         $  136             3.5%
--------------------------------------------------------------------------------

   Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company (intraLATA toll).

   The growth in long distance services revenues in 1997 was principally due to higher toll message volumes of 1.1% in 1997.


ANCILLARY SERVICES REVENUES

                                               Increase
--------------------------------------------------------------------------------
   1997 - 1996                         $43,228           34.0%
--------------------------------------------------------------------------------

   The Company provides ancillary services which include billing and collection services for long distance carriers and affiliates, customer premises equipment
(CPE) services, facilities rental services for affiliates and nonaffiliates, sales of materials and supplies to affiliates and voice messaging.

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


DIRECTORY AND INFORMATION SERVICES REVENUES

                                              (Decrease)
--------------------------------------------------------------------------------
   1997 - 1996                         $(32,950)        (92.3)%
--------------------------------------------------------------------------------

   As described earlier, the Company transferred certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary, effective January 1, 1997. As a result, revenues associated with directory publishing activities transferred are no longer earned by the Company. The Company's directory and information services revenues in 1997 are earned primarily from fees for nonpublication of telephone numbers, multiple white page listings and usage of directory listings.

                    Bell Atlantic - Washington, D.C., Inc.

   The decrease in directory and information services revenues in 1997 was principally due to the effect of the transfer of directory publishing activities.


OPERATING EXPENSES
------------------
(Dollars in Thousands)

For the Years Ended December 31                       1997        1996  % Change
--------------------------------------------------------------------------------

Employee costs, including benefits and taxes..    $ 95,897    $111,112   (13.7)%
Depreciation and amortization.................     166,966     136,849     22.0
Taxes other than income.......................      43,807      45,255     (3.2)
Other operating expenses......................     210,605     204,568      3.0
                                                  --------    --------
Total.........................................    $517,275    $497,784      3.9
                                                  ========    ========


EMPLOYEE COSTS

                                              (Decrease)
--------------------------------------------------------------------------------
   1997 - 1996                         $(15,215)        (13.7)%
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

   The decrease in employee costs was primarily due to a reduction in benefit costs caused by a number of factors, including changes in actuarial assumptions, favorable returns on plan assets and lower than expected medical claims. Employee costs were further reduced by the effect of additional benefit costs in 1996 associated with an amendment to a Bell Atlantic separation pay plan, lower work force levels in 1997, and a decline in the level of employee costs incurred for repair and maintenance activity in 1997. This decline was partially due to the impact of the severe weather experienced in the first quarter of 1996 which caused a higher level of costs to be expensed during that period.

   These cost reductions were partially offset by annual salary and wage increases and by merger-related costs recorded in the third quarter of 1997. As described earlier, the Company recognized approximately $1,100,000 in benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under pre-existing Bell Atlantic separation pay plans. The Company also recorded approximately $200,000 for direct incremental merger-related costs associated with compensation arrangements. Merger-related costs associated with employees of NSI were allocated to the Company and are included in Other Operating Expenses.


DEPRECIATION AND AMORTIZATION

                                               Increase
--------------------------------------------------------------------------------
   1997 - 1996                         $30,117           22.0%
--------------------------------------------------------------------------------

   Depreciation and amortization increased as a result of the recording of approximately $10,400,000 for the write-down of obsolete fixed assets in the third quarter of 1997. Charges associated with the write-down of obsolete fixed assets of NSI were allocated to the Company and are included in Other Operating Expenses. Higher depreciation expense was also caused by growth in depreciable telephone plant and the effect of higher rates of depreciation and amortization.

                    Bell Atlantic - Washington, D.C., Inc.

TAXES OTHER THAN INCOME

                                              (Decrease)
--------------------------------------------------------------------------------
   1997 - 1996                         $(1,448)          (3.2)%
--------------------------------------------------------------------------------

   Taxes other than income consist principally of taxes for gross receipts, property, capital stock and business licenses.

   The decrease in taxes other than income was principally due to lower gross receipts tax resulting from a reduction in directory revenue. This decrease was partially offset by higher sales & use tax resulting from additional purchases.


OTHER OPERATING EXPENSES

                                               Increase
--------------------------------------------------------------------------------
   1997 - 1996                         $6,037             3.0%
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

   The increase in other operating expenses was largely attributable to higher costs for materials and contract services. Other operating expenses were further increased by merger-related costs and other special items recorded in 1997. These charges were comprised of the Company's allocated share of employee severance costs, direct incremental and transition merger-related costs, charges associated with the write-down of obsolete fixed assets incurred by NSI, and other miscellaneous expense items.

   These increases were partially offset by the effect of the transfer of directory publishing activities and lower centralized services expenses allocated from NSI. The decline in centralized services expenses was primarily due to lower benefit costs.


OTHER INCOME, NET

                                               Increase
--------------------------------------------------------------------------------
   1997 - 1996                         $187              49.9%
--------------------------------------------------------------------------------

   The change in other income, net, was attributable to additional interest income primarily resulting from the purchase of short-term investments in December 1996 to pre-fund a trust for the payment of certain employee benefits.


INTEREST EXPENSE

                                               Increase
--------------------------------------------------------------------------------
   1997 - 1996                         $107                .6%
--------------------------------------------------------------------------------

   Interest expense increased principally due to a reduction in capitalized interest costs resulting from lower levels of telephone plant under construction and the net effect of additional expense related to tax audits in 1996 and 1997. These decreases were substantially offset by the effect of lower levels of average short-term debt.

   See Note 7 to the financial statements for additional information about the Company's debt.

                    Bell Atlantic - Washington, D.C., Inc.

EFFECTIVE INCOME TAX RATES

   For the Years Ended December 31
--------------------------------------------------------------------------------
   1997                                       40.1%
--------------------------------------------------------------------------------
   1996                                       39.8%
--------------------------------------------------------------------------------

   The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. The Company's effective income tax rate was higher in 1997 principally due to the effect of prior period adjustments recorded in 1996.

   A reconciliation of the statutory federal income tax rate to the effective income tax rate for each period is provided in Note 12 to the financial statements.


FINANCIAL CONDITION
-------------------

   The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization. While current liabilities exceeded current assets at both December 31, 1997 and 1996, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund additional development activities or to maintain the Company's capital structure to ensure financial flexibility.

   As of December 31, 1997, the Company had $115,474,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company has $60,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

   The Company's debt ratio was 45.0% at December 31, 1997, compared to 52.1% at December 31, 1996.


OTHER MATTERS
-------------

   Year "2000" Systems Modifications

   Bell Atlantic has initiated a comprehensive program to evaluate and address the impact of the year 2000 on its operations. This program includes steps to
(a) identify each item or element that will require date code remediation, (b) establish a plan for remediation or replacement, (c) implement the fix, (d) test the remediated product and (e) provide management with assurance of a seamless transition to the year 2000. The identification and planning phases are substantially complete and remediation and testing are in process. Bell Atlantic expects to complete the major portion of its internal date remediation activity in 1998.

   For the years 1998 through 1999, Bell Atlantic expects to incur total pre-tax costs of approximately $200 million to $300 million associated with both internal and external staffing resources for the necessary planning, remediation and testing and other expenses to prepare its systems for the year 2000. However, a portion of these costs will not be incremental, but rather will represent the redeployment of existing information technology resources. Estimated expenses include (a) anticipated license fees for replacement software that will generally provide increased functionality as well as year 2000 compliance, and (b) direct remediation costs to provide priority to year 2000 compliance during the next two years. The cost of planning and initial remediation incurred through 1997 has not been significant. Certain other costs, which will be capitalized, represent ongoing investment in systems upgrades, the timing of which is being accelerated in order to facilitate year 2000 compliance.

   Bell Atlantic expects to complete this effort on a timely basis without disruption to its customers or operations.

                    Bell Atlantic - Washington, D.C., Inc.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to interest rate risk in the normal course of its business. The majority of the Company's debt is fixed rate debt. Derivatives such as interest rate swap agreements have not been employed by the Company.
The Company's short-term borrowings from an affiliate expose its earnings to changes in short-term interest rates since the interest rate charged on such borrowings is typically fixed for less than one month. As of December 31, 1997, the fair value of the Company's long-term debt was approximately $248 million. The aggregate hypothetical fair value of this long-term debt assuming a 100-basis-point upward parallel shift in the yield curve is estimated to be $237 million. The aggregate hypothetical fair value of this long-term debt assuming a 100-basis-point downward parallel shift in the yield curve is estimated to be $259 million. The fair value of the Company's short-term borrowings from an affiliate is not significantly affected by changes in market interest rates.

                    Bell Atlantic - Washington, D.C., Inc.

Item 8.  Financial Statements and Supplementary Data

         The information required by this Item is set forth on Pages F-1 through F-20.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.


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

          10a Agreement among Bell Atlantic Network Services, Inc. and the Bell Atlantic Corporation telephone subsidiaries, dated November 7, 1983. (Exhibit 10b to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

          23       Consent of Independent Accountants.

          27.1     Financial Data Schedule - 1997.

          27.2     Restated Financial Data Schedule - 1996.

          27.3     Restated Financial Data Schedule - 1995.

    (b)   Reports on Form 8-K:

                There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1997.

                    Bell Atlantic - Washington, D.C., Inc.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Bell Atlantic - Washington, D.C., Inc.


                                      By   /s/ Edwin F. Hall
                                         --------------------------------------
                                               Edwin F. Hall
                                               Controller and Treasurer


March 25, 1998


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                          Title                              Date
---------                          -----                              ----

/s/  William M. Freeman            President and                  March 25, 1998
-------------------------------    Chief Executive Officer
     William M. Freeman            and Director
                                   (Principal Executive Officer)


/s/  Edwin F. Hall                 Controller and Director        March 25, 1998
-------------------------------    (Principal Financial Officer)
     Edwin F. Hall


/s/  Barbara L. Connor             Director                       March 25, 1998
-------------------------------
     Barbara L. Connor


/s/  Glenn V. Evans                Director                       March 25, 1998
-------------------------------
     Glenn V. Evans


/s/  Diane B. Gongaware            Director                       March 25, 1998
------------------------------
     Diane B. Gongaware


/s/  Marie C. Johns                Director                       March 25, 1998
------------------------------
     Marie C. Johns


/s/  Glen N. Jones                 Director                       March 25, 1998
------------------------------
     Glen N. Jones


/s/  Aubrey L. Sarvis              Director                       March 25, 1998
------------------------------
     Aubrey L. Sarvis

                    Bell Atlantic - Washington, D.C., Inc.

         Index to Financial Statements and Financial Statement Schedule



                                                                         Page
                                                                         ----

   Report of Independent Accountants...................................   F-2

   Statements of Income and Reinvested Earnings (Accumulated Deficit)
        For the years ended December 31, 1997, 1996 and 1995...........   F-3

   Balance Sheets - December 31, 1997 and 1996.........................   F-4

   Statements of Cash Flows
        For the years ended December 31, 1997, 1996 and 1995...........   F-6

   Notes to Financial Statements.......................................   F-7

   Schedule II - Valuation and Qualifying Accounts
        For the years ended December 31, 1997, 1996 and 1995...........  F-20


Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                    Bell Atlantic - Washington, D.C., Inc.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowner of Bell Atlantic - Washington, D.C., Inc.


We have audited the accompanying financial statements and financial statement schedule of Bell Atlantic - Washington, D.C., Inc. as listed in the index on page F-1 of this Form 10-K. The financial statements give retroactive effect to the merger of Bell Atlantic Corporation (the Company's parent company) and NYNEX Corporation on August 14, 1997, which has been accounted for as a pooling of interests, as described in Note 2 to the financial statements. The financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bell Atlantic - Washington, D.C., Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 3 to the financial statements, in 1996, the Company changed its method of accounting for directory publishing revenues and expenses.



/s/ COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 9, 1998

                    Bell Atlantic - Washington, D.C., Inc.

       STATEMENTS OF INCOME AND REINVESTED EARNINGS (ACCUMULATED DEFICIT)
                        For the Years Ended December 31
                             (Dollars in Thousands)


                                                1997        1996        1995
                                              --------    --------    --------
OPERATING REVENUES (including $116,222,
  $96,436 and $65,735 from affiliates).....   $611,222    $597,224    $564,212
                                              --------    --------    --------

OPERATING EXPENSES
  Employee costs, including benefits
    and taxes..............................     95,897     111,112     138,505
  Depreciation and amortization............    166,966     136,849     113,952
  Taxes other than income..................     43,807      45,255      47,582
  Other (including $154,295, $164,515
    and $132,846 to affiliates)............    210,605     204,568     192,548
                                              --------    --------    --------
                                               517,275     497,784     492,587
                                              --------    --------    --------

OPERATING INCOME...........................     93,947      99,440      71,625

OTHER INCOME, NET (including $3, $0 and
  $0 from affiliate).......................        562         375         940

INTEREST EXPENSE (including $1,664, $2,032
  and $2,766 to affiliate).................     18,932      18,825      18,881
                                              --------    --------    --------

Income Before Provision for Income Taxes
  and Cumulative Effect of Change in
  Accounting Principle.....................     75,577      80,990      53,684
PROVISION FOR INCOME TAXES.................     30,272      32,198      22,187
                                              --------    --------    --------

Income Before Cumulative Effect of
  Change in Accounting Principle...........     45,305      48,792      31,497

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE
  Directory Publishing, Net of Tax.........        ---         286         ---
                                              --------    --------    --------

NET INCOME.................................   $ 45,305    $ 49,078    $ 31,497
                                              ========    ========    ========


REINVESTED EARNINGS (ACCUMULATED DEFICIT)
  At beginning of year.....................   $ 51,646    $  2,741    $(28,375)
  Add: net income..........................     45,305      49,078      31,497
                                              --------    --------    --------
                                                96,951      51,819       3,122
  Deduct: other changes....................      2,404         173         381
                                              --------    --------    --------
  At end of year...........................   $ 94,547    $ 51,646    $  2,741
                                              ========    ========    ========



                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                                 BALANCE SHEETS
                             (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                       December 31
                                                  ----------------------
                                                     1997        1996
                                                  ----------  ----------
CURRENT ASSETS
Short-term investments..........................  $    7,134  $    8,973
Accounts receivable:
  Trade and other, net of allowances for
    uncollectibles of $7,721 and $11,495........     132,936     149,777
  Affiliates....................................      18,253      18,122
Material and supplies...........................       1,929       1,707
Prepaid expenses................................       3,962      10,968
Deferred income taxes...........................       3,872       1,458
Other...........................................           2         ---
                                                  ----------  ----------
                                                     168,088     191,005
                                                  ----------  ----------

PLANT, PROPERTY AND EQUIPMENT...................   1,652,123   1,521,071
Less accumulated depreciation...................     849,599     731,585
                                                  ----------  ----------
                                                     802,524     789,486
                                                  ----------  ----------

OTHER ASSETS....................................      17,206      13,940
                                                  ----------  ----------

TOTAL ASSETS....................................  $  987,818  $  994,431
                                                  ==========  ==========



                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                                 BALANCE SHEETS
                             (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


                                                              December 31
                                                         ---------------------
                                                           1997         1996
                                                         --------     --------
CURRENT LIABILITIES
Debt maturing within one year:
  Note payable to affiliate..........................    $  9,526     $ 48,210
  Other..............................................      20,512           98
Accounts payable and accrued liabilities:
  Affiliates.........................................     113,404      115,523
  Other..............................................     102,722       90,796
Advance billings and customer deposits...............       9,464        9,328
                                                         --------     --------
                                                          255,628      263,955
                                                         --------     --------

LONG-TERM DEBT.......................................     227,769      247,735
                                                         --------     --------

EMPLOYEE BENEFIT OBLIGATIONS.........................     134,434      146,522
                                                         --------     --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes................................      29,585       28,921
Unamortized investment tax credits...................       3,626        4,169
Other................................................      21,712       30,966
                                                         --------     --------
                                                           54,923       64,056
                                                         --------     --------
COMMITMENTS (Note 6)

SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at stated
 value...............................................     191,968      191,968
Capital surplus......................................      28,549       28,549
Reinvested earnings..................................      94,547       51,646
                                                         --------     --------
                                                          315,064      272,163
                                                         --------     --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT........    $987,818     $994,431
                                                         ========     ========



                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                           STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31
                            (Dollars in Thousands)


                                                       1997        1996         1995
                                                    ---------    ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................   $  45,305    $  49,078    $  31,497
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization ...............     166,966      136,849      113,952
    Cumulative effect of change in accounting
      principle, net of tax .....................          --         (286)          --
    Deferred income taxes, net ..................        (116)      14,293       (3,048)
    Investment tax credits ......................        (543)        (726)        (890)
    Other items, net ............................         (73)        (130)       2,230
    Changes in certain assets and liabilities:
      Accounts receivable .......................      16,709         (287)      (1,079)
      Material and supplies .....................        (222)         884         (172)
      Other assets ..............................       6,443       14,217       21,632
      Accounts payable and accrued liabilities...       5,914       14,728       (3,527)
      Employee benefit obligations ..............     (12,088)      (4,695)        (802)
      Other liabilities .........................      (9,230)         434       (4,456)
                                                    ---------    ---------    ---------
Net cash provided by operating activities .......     219,065      224,359      155,337
                                                    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments .............     (10,934)     (12,973)      (5,791)
Proceeds from sale of short-term investments ....      12,773        4,000        5,791
Additions to plant, property and equipment ......    (188,799)    (190,771)    (205,094)
Other, net ......................................       9,564        4,666        7,493
                                                    ---------    ---------    ---------
Net cash used in investing activities ...........    (177,396)    (195,078)    (197,601)
                                                    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital
  lease obligations .............................        (444)      (1,397)      (1,226)
Net change in note payable to affiliate .........     (38,684)     (26,241)      66,989
Capital surplus distribution ....................          --           --      (17,222)
Net change in outstanding checks drawn on
  controlled disbursement accounts ..............      (2,541)      (1,643)      (6,277)
                                                    ---------    ---------    ---------
Net cash (used in)/provided by
  financing activities ..........................     (41,669)     (29,281)      42,264
                                                    ---------    ---------    ---------

NET CHANGE IN CASH ..............................          --           --           --

CASH, BEGINNING OF YEAR .........................          --           --           --
                                                    ---------    ---------    ---------

CASH, END OF YEAR ...............................   $      --    $      --    $      --
                                                    =========    =========    =========



                      See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                         NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Description of Business

    Bell Atlantic - Washington, D.C., Inc. (the Company) is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The Company operates in a single industry segment - communications and related services. The Company provides two basic types of telecommunications services in a territory consisting of a single Local Access and Transport Area (LATA) in Washington, D.C. First, the Company transports telecommunications traffic between subscribers located within the same LATA (intraLATA service), including both local and long distance services. Local service includes the provision of local exchange, local private line and public telephone services. Long distance service includes message toll service and intraLATA Wide Area Toll Service and 800 services. Second, the Company provides exchange access service, which links a subscriber's telephone equipment to the facilities of an interexchange carrier which, in turn, provides telecommunications service between LATAs (interLATA service) to their customers. Other services provided by the Company include customer premises wiring and maintenance and billing and collection services. Effective January 1, 1997, the Company transferred certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary (see Note 4).

    The telecommunications industry is undergoing substantial changes as a result of the Telecommunications Act of 1996, other public policy changes and technological advances. These changes are likely to bring increased competitive pressures, but will also open new markets to Bell Atlantic, such as long distance services within its geographic region, upon completion of certain requirements of the Telecommunications Act of 1996.

    Basis of Presentation

    On August 14, 1997, Bell Atlantic and NYNEX Corporation (NYNEX) completed a merger, which was accounted for as a pooling of interests. The financial statements include certain reclassifications in presentation and certain retroactive adjustments to conform accounting methodologies as a result of the merger (see Note 2).

    The Company prepares its financial statements in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts or certain disclosures. Actual results could differ from those estimates.

    Revenue Recognition

    The Company recognizes revenues when services are rendered based on usage of its local exchange network and facilities.

    Maintenance and Repairs

    The Company charges the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to Operating Expenses.

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

    Plant and Depreciation

    The Company states plant, property, and equipment at cost. Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates. The Company used the following asset lives:

    Average Lives (in years)
    ------------------------------------------------------
    Buildings............................         19 - 40
    Central office equipment.............          4 - 12
    Cable, wiring and conduit............         16 - 50
    Other equipment......................          5 - 30

    When depreciable plant is replaced or retired, the carrying amount of such plant is deducted from the respective accounts and charged to accumulated depreciation. Gains or losses on disposition are amortized with the remaining net investment in telephone plant.

    Computer Software Costs

    The Company capitalizes initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For noncentral office equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed as incurred.

    Capitalization of Interest Costs

    The Company capitalizes interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest cost.

    Income Taxes

    Bell Atlantic and its domestic subsidiaries, including the Company, file a consolidated federal income tax return.

    The consolidated amount of current and deferred tax expense is allocated by applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" to each subsidiary as if it were a separate taxpayer.

    The Company uses the deferral method of accounting for investment tax credits earned prior to repeal of investment tax credits by the Tax Reform Act of 1986. The Company also defers certain transitional credits earned after the repeal. These credits are being amortized as a reduction to the Provision for Income Taxes over the estimated service lives of the related assets.

    Advertising Costs

    Advertising costs are expensed as incurred.

    Stock-Based Compensation

    The Company participates in stock-based compensation plans sponsored by Bell Atlantic. Bell Atlantic accounts for stock-based employee compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for

                    Bell Atlantic - Washington, D.C., Inc.

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

    As a result of conforming the accounting methodologies of Bell Atlantic and NYNEX, the Company has recorded an after-tax charge of $1,045,000 to Accumulated Deficit as if the merger had occurred as of the beginning of the earliest period presented.

Merger-Related Costs
    Results of operations for 1997 include merger-related pre-tax costs of approximately $1,000,000 for direct incremental costs and $3,400,000 for employee severance costs. These costs include approximately $3,200,000 representing the Company's allocated share of merger-related costs from Bell Atlantic Network Services, Inc. (NSI), an affiliate which provides centralized services on a contract basis. Costs allocated from NSI are included in Other Operating Expenses.

    Direct incremental costs consist of expenses associated with compensation arrangements related to completing the merger transaction. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under pre-existing Bell Atlantic separation pay plans.


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

    This accounting change resulted in a one-time, noncash increase in net income of $286,000 (net of income tax of $210,000), which is reported as a cumulative effect of a change in accounting principle at January 1, 1996. On an annual basis, the financial impact of applying this method in 1996 was not significant, and it would not have been significant had it been applied in 1995.


4.  TRANSFER OF DIRECTORY PUBLISHING ACTIVITIES

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

    Revenues related to the Company's directory publishing activities transferred were approximately $33,500,000 and $30,700,000 for the years ended December 31, 1996 and 1995, respectively. Direct expenses related to the directory publishing activities transferred were approximately $15,500,000 and $13,500,000 for the years ended December 31, 1996

                    Bell Atlantic - Washington, D.C., Inc.

and 1995, respectively. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.


5.  PLANT, PROPERTY AND EQUIPMENT

    Plant, property and equipment, which is stated at cost, is summarized as follows at December 31:

                                                    1997           1996
                                                 ----------     ----------
                                                   (Dollars in Thousands)

    Land.....................................    $   12,101     $   12,101
    Buildings................................       203,449        195,757
    Central office equipment.................       680,071        599,389
    Cable, wiring and conduit................       304,144        296,277
    Other equipment..........................       424,790        380,775
    Other....................................        13,705         14,362
    Construction-in-progress.................        13,863         22,410
                                                 ----------     ----------
                                                  1,652,123      1,521,071
    Accumulated depreciation.................      (849,599)      (731,585)
                                                 ----------     ----------
    Total....................................    $  802,524     $  789,486
                                                 ==========     ==========

6.  LEASES

    The Company leases certain facilities and equipment for use in its operations under both capital and operating leases. Plant, property and equipment included capital leases of $4,470,000 and $3,643,000, and related accumulated amortization of $589,000 and $455,000 at December 31, 1997 and 1996, respectively. The Company incurred $827,000 and $183,000 in initial capital lease obligations in 1997 and 1996, respectively, and no initial capital lease obligations in 1995.

    Total rent expense amounted to $9,740,000 in 1997, $9,256,000 in 1996 and $10,786,000 in 1995. Of these amounts, $7,995,000, $7,566,000 and $8,756,000 in
1997, 1996 and 1995, respectively, were lease payments to affiliated companies.

    At December 31, 1997, the aggregate minimum rental commitments under noncancelable leases for the periods shown are as follows:

    Years                                      Capital Leases  Operating Leases
    -----                                      --------------  ----------------
                                                    (Dollars in Thousands)

    1998.....................................      $  740           $1,218
    1999.....................................         273            1,218
    2000.....................................       4,046              717
    2001.....................................         ---              334
    2002.....................................         ---                8
    Thereafter...............................         ---              ---
                                                   ------           ------
    Total minimum rental commitments.........       5,059           $3,495
                                                   ======           ======

    Less interest and executory costs........         716
                                                   ------
    Present value of minimum
       lease payments........................       4,343
    Less current installments................         458
                                                   ------
    Long-term obligation at
       December 31, 1997.....................      $3,885
                                                   ======

                    Bell Atlantic - Washington, D.C., Inc.

7.  DEBT

    Debt Maturing Within One Year

    Debt maturing within one year consists of the following at December 31:

                                                        1997             1996
                                                      -------          -------
                                                        (Dollars in Thousands)

    Note payable to affiliate (BANFC)..............   $ 9,526          $48,210
    Long-term debt maturing within one year........    20,512               98
                                                      -------          -------
    Total debt maturing within one year............   $30,038          $48,308
                                                      =======          =======

    Weighted average interest rate for note payable
      outstanding at year-end......................      5.8%             5.5%
                                                      =======          =======


    The Company has a contractual agreement with an affiliated company, Bell Atlantic Network Funding Corporation (BANFC), for the provision of short-term financing and cash management services. BANFC issues commercial paper and obtains bank loans to fund the working capital requirements of Bell Atlantic's network services subsidiaries, including the Company, and invests funds in temporary investments on their behalf. At December 31, 1997, the Company had $115,474,000 of an unused line of credit with BANFC.

    Long-Term Debt

    Long-term debt consists principally of debentures issued by the Company. Interest rates and maturities of the amounts outstanding are as follows at December 31:

                                                        1997             1996
                                                      --------         --------
                                                        (Dollars in Thousands)

    Thirty-seven year 4 3/8%, due 1998.............   $ 20,000         $ 20,000
    Forty year 5 5/8%, due 2006....................     25,000           25,000
    Forty year 7%, due 2009........................     50,000           50,000
    Forty year 7 3/4%, due 2013....................     60,000           60,000
    Thirty year 7 3/4%, due 2023...................     90,000           90,000
                                                      --------         --------
                                                       245,000          245,000

    Unamortized discount and premium, net..........     (1,133)          (1,172)
    Capital lease obligations - average
         rate 7.8% and 8.0%........................      4,343            3,837
    Other long-term debt - 12.2% to 12.4%,
         due 1998 to 1999..........................         71              168
                                                      --------         --------
    Total long-term debt, including
         current maturities........................    248,281          247,833
    Less maturing within one year..................     20,512               98
                                                      --------         --------
    Total long-term debt...........................   $227,769         $247,735
                                                      ========         ========

    Long-term debt outstanding at December 31, 1997 includes $155,000,000 that is callable by the Company. The call prices range from 102.08% to 100.0% of face value, depending upon the remaining term to maturity of the issue.

    At December 31, 1997, the Company had $60,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

                    Bell Atlantic - Washington, D.C., Inc.

8.  FINANCIAL INSTRUMENTS

    Concentrations of Credit Risk

    Financial instruments that subject the Company to concentrations of credit risk consist primarily of short-term investments and trade receivables.

    Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers. For the years ended December 31, 1997, 1996 and 1995, revenues generated from services provided to AT&T (primarily network access and billing and collection) were $35,381,000, $37,002,000 and $36,550,000, respectively.

    Fair Value of Financial Instruments

    The table below provides additional information about the Company's material financial instruments at December 31, 1997:

    Financial Instrument                     Valuation Method
    ----------------------------------------------------------------------------

    Note payable to affiliate (BANFC)        Carrying amounts
      and short-term investments

    Debt (excluding capital leases)          Market quotes for similar terms
                                             and maturities or future cash flows
                                             discounted at current rates

                                                                     1997                          1996
                                                            ---------------------         ---------------------
                                                            Carrying        Fair          Carrying        Fair
                                                             Amount         Value         Amount          Value
                                                            ---------------------         ---------------------
                                                                           (Dollars in Thousands)
    Debt.............................................       $253,464     $257,441         $292,206     $292,354

9.  SHAREOWNER'S INVESTMENT

                                                             Common         Capital        Reinvested Earnings
    (Dollars in Thousands)                                    Stock         Surplus       (Accumulated Deficit)
    ---------------------------                             ---------       -------       ---------------------
    Balance at December 31, 1994, as reported........       $191,968        $ 45,771            $(27,330)
    Adjustment for conforming accounting
      methodologies..................................                                             (1,045)
                                                            --------        --------            --------
    Balance at December 31, 1994, restated...........        191,968          45,771             (28,375)

    Net income.......................................                                             31,497
    Distribution of capital surplus to
      Bell Atlantic..................................                        (17,222)
    Other............................................                                               (381)
                                                            --------        --------            --------
    Balance at December 31, 1995.....................        191,968          28,549               2,741

    Net income.......................................                                             49,078
    Other............................................                                               (173)
                                                            --------        --------            --------
    Balance at December 31, 1996.....................        191,968          28,549              51,646

    Net income.......................................                                             45,305
    Other............................................                                             (2,404)
                                                            --------        --------            --------
    Balance at December 31, 1997.....................       $191,968        $ 28,549            $ 94,547
                                                            ========        ========            ========

                    Bell Atlantic - Washington, D.C., Inc.

    As a result of conforming the accounting methodologies of Bell Atlantic and NYNEX, the Company has recorded an after-tax charge of $1,045,000 to Accumulated Deficit as if the merger had occurred as of the beginning of the earliest period presented.


10. STOCK INCENTIVE PLANS

    The Company participates in stock-based compensation plans sponsored by Bell Atlantic. Bell Atlantic applies APB Opinion No. 25 and related interpretations in accounting for the plans. Effective January 1, 1996, Bell Atlantic adopted the disclosure-only provisions of SFAS No. 123. If Bell Atlantic had elected to recognize compensation expense based on the fair value at the grant dates for 1995 and subsequent awards consistent with the provisions of SFAS No. 123, the Company's pro forma net income for the years ended December 31, 1997, 1996 and 1995 would have been $44,467,000, $48,172,000 and $30,760,000, respectively, compared to as reported net income of $45,305,000, $49,078,000 and $31,497,000 for the corresponding years. These results may not be representative of the effects on pro forma net income for future years.

    The pro forma net income amounts were determined using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                         1997       1996       1995
                                        ------     ------     ------

    Dividend yield....................   4.86%      4.90%      5.10%
    Expected volatility...............  14.87%     14.70%     15.90%
    Risk-free interest rate...........   6.35%      5.40%      7.60%
    Expected lives (in years).........      5        4.5        4.5

    The weighted average value of options granted was $8.60 per option during 1997, $7.23 per option during 1996 and $7.46 per option during 1995.


11. EMPLOYEE BENEFITS

    The Company participates in the Bell Atlantic benefit plans. In 1997, following the completion of the merger, Bell Atlantic continued to maintain separate benefit plans for employees of the former NYNEX companies. The assets of the Bell Atlantic and NYNEX pension and savings plans have been commingled in a master trust. The actuarial assumptions used are based on financial market interest rates, past experience, and management's best estimate of future benefit changes and economic conditions. Changes in these assumptions may impact future benefit costs and obligations.

    Effective January 1, 1998, Bell Atlantic established common pension and savings plans benefit provisions for all management employees. As a result, continuing NYNEX management employees will receive the same benefit levels as previously given under Bell Atlantic management plans. Pension and other postretirement benefits for associate employees are subject to collective bargaining agreements, and no changes were bargained in 1997. Modifications in associate benefits have been bargained from time to time, and Bell Atlantic may also periodically amend the benefits in the management plans. Substantive commitments for future amendments are reflected in the pension costs and benefit obligations.

    The structure of Bell Atlantic's benefit plans does not provide for the determination of certain disclosures required by SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The required information is provided on a consolidated basis in Bell Atlantic's Annual Report on Form 10-K for the year ended December 31, 1997, which shows combined results and weighted-average assumptions. The Company's benefit costs and obligations for 1997, 1996 and 1995 were based on the historic benefit plans and actuarial assumptions as shown in the tables below.

                    Bell Atlantic - Washington, D.C., Inc.

    Pension Plans

    Bell Atlantic sponsors noncontributory defined benefit pension plans covering substantially all of its management and associate employees. Benefits for associate employees are determined by a flat dollar amount per year of service according to job classification. Effective December 31, 1995, the plan covering management employees was converted to a cash balance plan with benefits determined by compensation credits related to age and service and interest credits based on individual account balances. The management pension benefit for prior years was based on a stated percentage of adjusted career average earnings.

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

    Pension (benefit) cost was $(4,015,000), $1,539,000 and $1,615,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The change in pension cost from year to year was caused by a number of variables, including changes in actuarial assumptions (see table below), favorable returns on plan assets and plan amendments.

    The significant assumptions used for the pension measurements were as follows at December 31:

                                                       1997   1996   1995
                                                       -----  -----  -----

    Discount rate....................................  7.25%  7.75%  7.25%
    Rate of future increases in compensation levels
     Management - through 2000.......................  3.00   4.75   4.75
     Management - thereafter.........................  4.50   4.75   4.75
     Associate.......................................  4.00   4.75   4.75

    The expected long-term rate of return on plan assets was 8.90 % for 1997 and 8.25% for 1996 and 1995.

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

    Postretirement benefit cost was $1,415,000, $5,163,000 and $8,658,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The change in postretirement benefit cost from year to year was caused by a number of variables, including changes in actuarial assumptions (see table below), changes in plan provisions, favorable medical claims experience and favorable returns on plan assets.

                    Bell Atlantic - Washington, D.C., Inc.

    Assumptions used in the actuarial computations for postretirement benefits are as follows at December 31:
                                                      1997    1996    1995
                                                     ------  ------  ------

    Discount rate...................................  7.25%   7.75%   7.25%
    Rate of future increases in compensation levels
     Management - through 2000......................  3.00    4.75    4.75
     Management - thereafter........................  4.50    4.75    4.75
     Associate......................................  4.00    4.75    4.75
    Medical cost trend rate:
     Year ending....................................  6.50    7.00   10.00
     Ultimate (year 2001 for 1997 and 1996,
       2003 for 1995)...............................  5.00    5.00    5.00
    Dental cost trend rate:
     Year ending....................................  3.50    4.00    4.00
     Ultimate (year 2002)...........................  3.00      --      --

    The expected long-term rate of return on plan assets was 8.90% for 1997 and 8.25% for 1996 and 1995.

    Savings Plans and Employee Stock Ownership Plans

    Substantially all of the Company's employees are eligible to participate in savings plans established by Bell Atlantic to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and encourage employees to acquire and maintain an equity interest in Bell Atlantic. Under these plans, a certain percentage of eligible employee contributions are matched with shares of Bell Atlantic common stock. The Company matches employee contributions through two leveraged employee stock ownership plans (ESOPs) maintained by Bell Atlantic. Bell Atlantic recognizes leveraged ESOP cost based on the modified shares allocated method for the leveraged ESOP trusts that held securities before December 15, 1989. The Company recognizes its proportionate share of total ESOP cost based on the Company's matching obligation attributable to participating Company employees. The Company recorded total ESOP cost of $1,615,000, $1,804,000 and $2,304,000 in 1997, 1996 and 1995, respectively.


12. INCOME TAXES

    The components of income tax expense are as follows:

                                                     Years Ended December 31
                                                 -----------------------------
                                                   1997       1996      1995
                                                 -------    -------    -------
(Dollars in Thousands)
    Current:
      Federal..................................  $23,525    $14,552    $19,847
      State and local..........................    7,406      4,079      6,278
                                                 -------    -------    -------
      Total....................................   30,931     18,631     26,125
                                                 -------    -------    -------

    Deferred:
      Federal..................................      (24)    10,701     (1,373)
      State and local..........................      (92)     3,592     (1,675)
                                                 -------    -------    -------
      Total....................................     (116)    14,293     (3,048)
                                                 -------    -------    -------
                                                  30,815     32,924     23,077

    Investment tax credits.....................     (543)      (726)      (890)
                                                 -------    -------    -------
    Total income tax expense...................  $30,272    $32,198    $22,187
                                                 =======    =======    =======

                    Bell Atlantic - Washington, D.C., Inc.

    The provision for income taxes varies from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The difference is attributable to the following factors:

                                                       Years Ended December 31
                                                      --------------------------
                                                       1997      1996      1995
                                                      ------    ------    ------

    Statutory federal income tax rate................  35.0%     35.0%     35.0%
    Investment tax credits...........................   (.5)      (.6)     (1.1)
    State income taxes, net of federal tax benefits..   6.3       6.2       5.7
    Other, net.......................................   (.7)      (.8)      1.7
                                                       ----      ----      ----
    Effective income tax rate........................  40.1%     39.8%     41.3%
                                                       ====      ====      ====

    Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax liabilities (assets) were as follows at December 31:

                                                         1997        1996
                                                       --------    --------
                                                      (Dollars in Thousands)
    Deferred tax liabilities:
      Depreciation...................................  $120,100    $121,400
      Other..........................................     2,500       4,200
                                                       --------    --------
                                                        122,600     125,600
                                                       --------    --------
    Deferred tax assets:
      Employee benefits..............................   (83,000)    (86,700)
      Investment tax credits.........................    (1,400)     (1,700)
      Advance payments...............................      (700)        100
      Other..........................................   (11,800)     (9,800)
                                                       --------    --------
                                                        (96,900)    (98,100)
                                                       --------    --------
    Net deferred tax liability.......................  $ 25,700    $ 27,500
                                                       ========    ========


    Deferred tax assets include approximately $64,000,000 and $66,000,000 at December 31, 1997 and 1996, respectively, related to postretirement benefit costs recognized under SFAS No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.


13. ADDITIONAL FINANCIAL INFORMATION

                                                           December 31
                                                       --------------------
                                                         1997        1996
                                                       --------    --------
                                                      (Dollars in Thousands)
    BALANCE SHEETS:
    Accounts payable and accrued liabilities:
         Accounts payable - affiliates...............  $113,365    $115,409
         Accounts payable - other....................    75,934      64,236
         Accrued expenses............................     7,727       8,157
         Accrued vacation pay........................     7,028       7,247
         Accrued taxes...............................     5,709       4,830
         Interest payable - other....................     6,324       6,326
         Interest payable - affiliate................        39         114
                                                       --------    --------
                                                       $216,126    $206,319
                                                       ========    ========

                    Bell Atlantic - Washington, D.C., Inc.

                                                    Years Ended December 31
                                                   -------------------------
                                                     1997     1996     1995
                                                   -------  -------  -------
                                                    (Dollars in Thousands)
     STATEMENTS OF CASH FLOWS:
     Cash paid during the year for:
       Income taxes, net of amounts refunded.....  $26,131  $21,720  $17,522
       Interest, net of amounts capitalized......   18,626   18,821   14,893

     STATEMENTS OF INCOME AND REINVESTED
       EARNINGS (ACCUMULATED DEFICIT):
     Interest expense incurred,
       net of amounts capitalized................   18,932   18,825   18,881
     Capitalized interest........................      909    1,318    2,954
     Advertising expense.........................    4,815    6,448    4,792

     Interest paid during the year includes $1,739,000 in 1997, $2,296,000 in 1996 and $2,101,000 in 1995 related to short-term financing services provided by Bell Atlantic Network Funding Corporation (see Note 7).

     Advertising expense includes $4,815,000, $4,662,000 and $3,440,000 in 1997,
1996 and 1995, respectively, allocated to the Company by Bell Atlantic Network Services, Inc. (NSI).

     At December 31, 1997 and 1996, $4,056,000 and $6,597,000, respectively, of bank overdrafts were classified as accounts payable.


14.  TRANSACTIONS WITH AFFILIATES

     The financial statements include transactions with NSI, Bell Atlantic Network Funding Corporation (BANFC), Bell Atlantic, and various other affiliates.

   The Company has contractual arrangements with NSI for the provision of various centralized services. These services are divided into two broad categories. The first category is comprised of network-related services which generally benefit only Bell Atlantic's operating telephone subsidiaries. These services include administration, marketing, product advertising, sales, information systems, network technology planning, labor relations, and staff support for various network operations. The second category is comprised of overhead and support services which generally benefit all subsidiaries of Bell Atlantic. Such services include corporate governance and staff support in finance, external affairs, legal and corporate secretary, media relations, employee communications, corporate advertising, human resources, and treasury. The Company's allocated share of NSI costs also includes costs for technical and support services billed by Bell Communications Research, Inc. (Bellcore), another affiliated company which was owned jointly by the seven regional holding companies. In 1997, Bell Atlantic and the other Bellcore owners sold their jointly owned investment in Bellcore. The Company will continue to contract with Bellcore for technical and support services.

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

                    Bell Atlantic - Washington, D.C., Inc.

    Transactions with affiliates are summarized as follows:


                                                   Years Ended December 31
                                            ------------------------------------
                                               1997         1996         1995
                                            ----------   ----------   ----------
                                                    (Dollars in Thousands)
    Operating revenues:
      Interstate revenue sharing from/(to)
        affiliates.........................  $  2,550     $  2,550     $(10,489)
      Other revenue from affiliates........   113,672       93,886       76,224
                                             --------     --------     --------
                                              116,222       96,436       65,735
                                             --------     --------     --------
    Operating expenses:
      NSI - network........................    85,843       94,667       73,188
      NSI - other..........................    43,882       44,268       39,439
      Bellcore.............................     5,612        4,984        4,766
      Other................................    18,958       20,596       15,453
                                             --------     --------     --------
                                              154,295      164,515      132,846
                                             --------     --------     --------

    Interest income from BANFC.............         3          ---          ---

    Interest expense to BANFC..............     1,664        2,032        2,766

    Dividends paid and distributions of
      capital surplus to Bell Atlantic.....       ---          ---       17,222

    Outstanding balances with affiliates are reported on the balance sheets at December 31, 1997 and 1996 as Accounts Receivable - Affiliates, Note Payable to Affiliate, and Accounts Payable and Accrued Liabilities - Affiliates.


15. LITIGATION AND OTHER CONTINGENCIES

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

                    Bell Atlantic - Washington, D.C., Inc.

16.  QUARTERLY FINANCIAL INFORMATION (unaudited)



                                                   Income Before
                                                     Cumulative
                                                  Effect of Change
                        Operating     Operating    in Accounting       Net
Quarter Ended            Revenues       Income        Principle       Income
-------------           ---------     ---------   ----------------   --------
                                       (Dollars in Thousands)

1997:
  March 31............   $149,662       $25,234        $11,965        $11,965
  June 30.............    159,397        31,461         16,584         16,584
  September 30*.......    150,316         5,883            850            850
  December 31.........    151,847        31,369         15,906         15,906
                         --------       -------        -------        -------
  Total...............   $611,222       $93,947        $45,305        $45,305
                         ========       =======        =======        =======

1996:
  March 31............   $137,532       $19,254        $ 8,697        $ 8,983
  June 30.............    176,984        44,123         24,049         24,049
  September 30........    140,320        19,665          9,066          9,066
  December 31.........    142,388        16,398          6,980          6,980
                         --------       -------        -------        -------
  Total                  $597,224       $99,440        $48,792        $49,078
                         ========       =======        =======        =======


   *Results of operations for the third quarter of 1997 include merger-related costs (see Note 2).

                    Bell Atlantic - Washington, D.C., Inc.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1997, 1996 and 1995
                             (Dollars in Thousands)

                                                 Additions
                                           ---------------------
                                                      Charged
                               Balance at  Charged    to Other                    Balance
                               Beginning      to      Accounts     Deductions     at End
Description                    of Period   Expenses    Note(a)       Note(b)     of Period
-----------                    ----------  --------  -----------  -------------  ---------

Allowance for Uncollectible
     Accounts Receivable:

     Year 1997..........          $11,495    $3,844    $5,359        $12,977       $ 7,721

     Year 1996..........          $ 9,193    $5,797    $9,839        $13,334       $11,495

     Year 1995..........          $ 6,475    $8,170    $6,314        $11,766       $ 9,193



-----------------------

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

                                    EXHIBITS



                       FILED WITH ANNUAL REPORT FORM 10-K

                   UNDER THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997



                     Bell Atlantic - Washington, D.C., Inc.



                         COMMISSION FILE NUMBER 1-7368

     Form 10-K for 1997
     File No. 1-7368
     Page 1 of 1

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

     3b By-Laws of the registrant, as amended December 15, 1996. (Exhibit 3b to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-7368.)

             3b(i) Consent of the Sole Stockholder of Bell Atlantic - Washington, D.C., Inc., dated December 15, 1996. (Exhibit 3b(i) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-7368.)

     4 No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K,
             Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

     10a Agreement among Bell Atlantic Network Services, Inc. and the Bell Atlantic Corporation telephone subsidiaries, dated November 7, 1983. (Exhibit 10b to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

     23      Consent of Independent Accountants.

     27.1    Financial Data Schedule - 1997.

     27.2    Restated Financial Data Schedule - 1996.

     27.3    Restated Financial Data Schedule - 1995.