Form 10-Q
period 1998-03-31
BELL ATLANTIC WASHINGTON DC INC
filed 1998-05-11
CIK 19719

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


   (Mark one)
      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1998

                                      OR

      [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from      to


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

================================================================================

                    Bell Atlantic - Washington, D.C., Inc.

------------------------------------
Part I - Financial Information
------------------------------------

Item 1.  Financial Statements
--------------------------------------------------------------------------------

            CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                            Three months ended
                                                                 March 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
OPERATING REVENUES
     (including $33,738 and $28,725 from affiliates)......  $155,755  $149,662
                                                            --------  --------

OPERATING EXPENSES
     Employee costs, including benefits and taxes.........    20,722    24,787
     Depreciation and amortization........................    37,516    38,449
     Taxes other than income..............................    11,176    11,575
     Other (including $37,256 and $38,231 to affiliates)..    46,974    49,617
                                                            --------  --------
                                                             116,388   124,428
                                                            --------  --------

OPERATING INCOME..........................................    39,367    25,234

OTHER INCOME, NET.........................................       324        41

INTEREST EXPENSE
     (including $429 and $653 to affiliate)...............     4,479     4,877
                                                            --------  --------

Income Before Provision for Income Taxes..................    35,212    20,398

PROVISION FOR INCOME TAXES................................    14,413     8,433
                                                            --------  --------

NET INCOME................................................  $ 20,799  $ 11,965
                                                            ========  ========


REINVESTED EARNINGS
     At beginning of period...............................  $ 94,547  $ 51,646
     Add: net income......................................    20,799    11,965
                                                            --------  --------
                                                             115,346    63,611
     Deduct: other changes................................       ---     2,370
                                                            --------  --------
     At end of period.....................................  $115,346  $ 61,241
                                                            ========  ========

                  See Notes to Condensed Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


-----------------------------------
Assets
-----------------------------------

                                                        March 31,  December 31,
                                                          1998         1997
                                                       ----------  ------------

CURRENT ASSETS
Short-term investments...............................  $    7,975    $    7,134
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $8,827 and $7,721........     126,539       132,936
     Affiliates......................................      18,731        18,253
Material and supplies................................       1,413         1,929
Prepaid expenses.....................................       5,997         3,962
Deferred income taxes................................       3,471         3,872
Other................................................         ---             2
                                                       ----------    ----------
                                                          164,126       168,088
                                                       ----------    ----------

PLANT, PROPERTY AND EQUIPMENT........................   1,678,550     1,652,123
Less accumulated depreciation........................     878,996       849,599
                                                       ----------    ----------
                                                          799,554       802,524
                                                       ----------    ----------

OTHER ASSETS.........................................      15,463        17,206
                                                       ----------    ----------

TOTAL ASSETS.........................................  $  979,143    $  987,818
                                                       ==========    ==========

                  See Notes to Condensed Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


-----------------------------------------------
Liabilities and Shareowner's Investment
-----------------------------------------------

                                                        March 31,   December 31,
                                                          1998          1997
                                                        ---------  -------------

CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate.....................      $ 28,873       $  9,526
     Other.........................................            43         20,512
Accounts payable and accrued liabilities:
     Affiliates....................................       104,424        113,404
     Other.........................................        81,012        102,722
Advance billings and customer deposits.............        11,327          9,464
                                                         --------       --------
                                                          225,679        255,628
                                                         --------       --------

LONG-TERM DEBT.....................................       227,784        227,769
                                                         --------       --------

EMPLOYEE BENEFIT OBLIGATIONS.......................       131,049        134,434
                                                         --------       --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..............................        34,513         29,585
Unamortized investment tax credits.................         3,554          3,626
Other..............................................        20,701         21,712
                                                         --------       --------
                                                           58,768         54,923
                                                         --------       --------

SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at
     stated value..................................       191,968        191,968
Capital surplus....................................        28,549         28,549
Reinvested earnings................................       115,346         94,547
                                                         --------       --------
                                                          335,863        315,064
                                                         --------       --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT......      $979,143       $987,818
                                                         ========       ========

                  See Notes to Condensed Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)


                                                           Three months ended
                                                                March 31,
                                                        -----------------------
                                                          1998          1997
                                                        ---------     ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES.........      $  36,590     $  35,047
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments..............           (841)         (800)
Additions to plant, property and equipment........        (38,483)      (34,786)
Other, net........................................          3,115         5,302
                                                        ---------     ---------
Net cash used in investing activities.............        (36,209)      (30,284)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayment of borrowings and capital
     lease obligations............................        (20,136)          (15)
Net change in note payable to affiliate...........         19,347        (3,303)
Net change in outstanding checks drawn
     on controlled disbursement accounts..........            408        (1,445)
                                                        ---------     ---------
Net cash used in financing activities.............           (381)       (4,763)
                                                        ---------     ---------

NET CHANGE IN CASH................................            ---           ---

CASH, BEGINNING OF PERIOD.........................            ---           ---
                                                        ---------     ---------

CASH, END OF PERIOD...............................      $     ---     $     ---
                                                        =========     =========

                  See Notes to Condensed Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation
--------------------------------------------------------------------------------

Bell Atlantic - Washington, D.C., Inc. (the Company) is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments which are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, refer to the financial statements included in the Company's 1997 Form 10-K.

     The Company has reclassified certain amounts from prior year's data to conform with the 1998 presentation.

2.   Dividend
--------------------------------------------------------------------------------

On May 1, 1998, the Company declared and paid a dividend in the amount of $4,000,000 to Bell Atlantic.

3.   Litigation and Other Contingencies
--------------------------------------------------------------------------------

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

4.   Recent Accounting Pronouncement
--------------------------------------------------------------------------------

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1). The Company is required to adopt SOP 98-1 effective January 1, 1999, although earlier adoption is permitted. SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. The Company is currently evaluating the provisions of SOP 98-1 and has not yet determined what the impact of adopting this statement will be on its future results of operations or financial position.

                    Bell Atlantic - Washington, D.C., Inc.

Item 2.  Management's Discussion and Analysis of Results of Operations
--------------------------------------------------------------------------------
     (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

-----------------------------
RESULTS OF OPERATIONS
-----------------------------

     The Company reported net income of $20,799,000 for the three month period ended March 31, 1998, compared to net income of $11,965,000 for the same period in 1997.

     Items affecting the comparison of the Company's results of operations for the three month periods ended March 31, 1998 and 1997 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1997 Annual Report on Form 10-K.


------------------------------------
Operating Revenue Statistics
------------------------------------

                                                   1998      1997    % Change
--------------------------------------------------------------------------------

At March 31
-----------
  Access Lines in Service (in thousands)*
     Residence.............................         298       291       2.4%
     Business..............................         618       607       1.8
     Public................................          10        10       ---
                                                    ---       ---
                                                    926       908       2.0
                                                    ===       ===

Three Month Period Ended March 31
---------------------------------
  Access Minutes of Use (in millions)......         721       691       4.3
                                                    ===       ===

* 1997 reflects a restatement of access lines in service to include Primary Rate ISDN (Integrated Services Digital Network) channels.


OPERATING REVENUES
------------------
(Dollars in Thousands)

Three Month Period Ended March 31                  1998      1997
--------------------------------------------------------------------------------
Local services.............................    $ 71,969  $ 71,607
Network access services....................      35,716    36,735
Long distance services.....................       1,007       909
Ancillary services.........................      46,377    39,725
Directory and information services.........         686       686
                                               --------  --------
Total......................................    $155,755  $149,662
                                               ========  ========

                    Bell Atlantic - Washington, D.C., Inc.

LOCAL SERVICES REVENUES

     1998-1997                           Increase
--------------------------------------------------------------------------------
     First Quarter                 $362             .5%
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

     Higher usage of the Company's network facilities was the primary reason for the increase in local services revenues in the first quarter of 1998. The growth was generated by stronger business message volumes and an increase in access lines in service of 2.0% from March 31, 1997. Access line growth reflects primarily higher demand for Centrex services and an increase in additional residential lines. Higher revenues from private line and switched data services also contributed to revenue growth in the first quarter of 1998. Revenue growth from volume increases was substantially offset by price reductions on certain local services, including dial tone charges, pursuant to the Company's Price Cap Plan.

     Higher demand for value-added services was more than offset by the elimination of business Touch-Tone service charges, effective January 1, 1998. The elimination of these Touch-Tone service charges is expected to reduce annual revenues by approximately $2,300,000.


NETWORK ACCESS SERVICES REVENUES

     1998-1997                          (Decrease)
--------------------------------------------------------------------------------
     First Quarter              $(1,019)          (2.8)%
--------------------------------------------------------------------------------

     Network access services revenues are earned from carriers for their use of the Company's local exchange facilities in providing usage services to their customers. In addition, end-user subscribers pay flat rate access fees to connect to the Company's network.

     Network access services revenues decreased in the first quarter of 1998 primarily due to net price reductions mandated by a federal price cap plan. Price decreases of approximately $10,700,000 annually were implemented under the Federal Communications Commission's (FCC) Interim Price Cap Plan, effective July 1, 1997. An additional price reduction of $700,000 was implemented in December 1997, following the resolution of certain issues previously under review by the FCC. The rates included in the 1997 filings will be in effect through June 1998. In addition, effective January 1, 1998, the Company increased its annual rates to recover the contributions that it owes to the new universal service fund. These revenues are being entirely offset by the universal service fund contribution amount, which is included in Other Operating Expenses. Under an FCC order, all providers of telecommunications services must contribute to a universal service fund. The new rules create a multi-billion dollar interstate fund for linking schools and libraries to the Internet and subsidizing low-income consumers and rural health care providers. Finally, the Company increased certain end-user subscriber line rates, effective January 1, 1998, as ordered by the FCC.

     The decrease in network access services revenues was partially offset by higher customer demand as reflected by growth in access minutes of use of 4.3% from March 31, 1997. Volume growth was boosted by the expansion of the business market, particularly for high-capacity services. Demand for special access services grew as Internet service providers and other high-capacity users increased their utilization of the Company's network. Growth in access revenues also reflects higher network usage by alternative providers of intraLATA toll services. In addition, higher end-user revenues attributable to an increase in access lines in service contributed to revenue growth in the first quarter of 1998.

                    Bell Atlantic - Washington, D.C., Inc.

LONG DISTANCE SERVICES REVENUES

     1998-1997                           Increase
--------------------------------------------------------------------------------
     First Quarter                 $98          10.8%
--------------------------------------------------------------------------------

     Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company (intraLATA toll).

     The increase in long distance services revenues in the first quarter of 1998 was principally caused by growth in toll message volumes of 4.5% from March 31, 1997.


ANCILLARY SERVICES REVENUES

     1998-1997                         Increase
--------------------------------------------------------------------------------
     First Quarter              $6,652                16.7%
--------------------------------------------------------------------------------

     The Company provides ancillary services which include billing and collection services provided to long distance carriers and affiliates, customer premises equipment (CPE) services, facilities rental services for affiliates and nonaffiliates, sales of materials and supplies to affiliates and voice messaging services.

     The increase in ancillary services revenues in the first quarter of 1998 was primarily as a result of higher facilities rental revenues from affiliates. This increase was caused by centralizing data processing services of certain affiliates in a facility owned by the Company. Ancillary services revenues also grew as a result of increased demand by long distance carriers and affiliates for billing and collection services.


DIRECTORY AND INFORMATION SERVICES REVENUES

     1998-1997                         Increase/(Decrease)
--------------------------------------------------------------------------------
     First Quarter                $---                 ---
--------------------------------------------------------------------------------

     Directory and information services revenues are earned primarily from fees for nonpublication of telephone numbers, multiple white page listings and usage of directory listings.

     There was no change in directory and information services revenues in the first quarter of 1998 as compared to the same period in 1997.

                    Bell Atlantic - Washington, D.C., Inc.

OPERATING EXPENSES
------------------
(Dollars in Thousands)

Three Month Period Ended March 31                   1998      1997
--------------------------------------------------------------------------------

Employee costs, including benefits and taxes..  $ 20,722  $ 24,787
Depreciation and amortization.................    37,516    38,449
Taxes other than income.......................    11,176    11,575
Other operating expenses......................    46,974    49,617
                                                --------  --------
Total.........................................  $116,388  $124,428
                                                ========  ========

EMPLOYEE COSTS

     1998-1997                           (Decrease)
--------------------------------------------------------------------------------
     First Quarter              $(4,065)            (16.4)%
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

     Employee costs decreased in the first quarter of 1998 primarily as a result of lower pension and benefit costs. The reduction in pension and benefit costs was caused by a number of factors, including changes in actuarial assumptions, favorable pension plan asset returns and lower than expected medical claims. Lower overtime pay, the effect of lower work force levels and the effect of additional costs billed to affiliates associated with a centralized repair and maintenance center also contributed to the decline in employee costs. These cost reductions were offset, in part, by the effect of annual salary and wage increases for management and associate employees.

     Associate employee wages and pension and other employee benefits are determined under a contract ratified by the Communications Workers of America
(CWA), the union representing associate employees of the Company. The contract with the CWA will expire in August 1998.


DEPRECIATION AND AMORTIZATION

     1998-1997                           (Decrease)
--------------------------------------------------------------------------------
     First Quarter                $(933)             (2.4)%
--------------------------------------------------------------------------------

     Depreciation and amortization expense decreased in the first quarter of 1998 over the same period in 1997 principally due to the effect of lower rates of depreciation and amortization. This decrease was partially offset by additional expense resulting from growth in depreciable telephone plant.


TAXES OTHER THAN INCOME

     1998-1997                           (Decrease)
--------------------------------------------------------------------------------
     First Quarter                $(399)             (3.4)%
--------------------------------------------------------------------------------

     Taxes other than income consist principally of taxes for gross receipts, property, capital stock and business licenses.

     The decrease in taxes other than income was primarily attributable to lower gross receipts taxes resulting from the reversal of a liability in the first quarter of 1997.

                    Bell Atlantic - Washington, D.C., Inc.

OTHER OPERATING EXPENSES

     1998-1997                           (Decrease)
--------------------------------------------------------------------------------
     First Quarter              $(2,643)             (5.3)%
--------------------------------------------------------------------------------

     Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

     The decrease in other operating expenses was largely attributable to lower costs for materials and contract services. The reduction in contract services was due, in part, to the disposition of Bell Atlantic's ownership interest in Bell Communications Research Inc. (Bellcore) in November 1997. The Company continues to contract with Bellcore for technical and support services, but to a lesser extent. The Company also recognized lower centralized services expenses allocated from NSI primarily as a result of lower pension and benefit costs incurred by NSI. The reduction in centralized services expenses was partially offset by transition and integration costs allocated to the Company in connection with the merger of Bell Atlantic and NYNEX Corporation.

     These decreases were partially offset by the Company's contribution to the federal universal service fund, as described earlier, and higher costs for uncollectible accounts receivable associated with the Company's billing and collection services principally due to the effect of a reversal of a liability in 1997.


OTHER INCOME, NET

     1998-1997                            Increase
--------------------------------------------------------------------------------
     First Quarter                 $283             690.2%
--------------------------------------------------------------------------------

     The change in other income, net, was attributable to additional interest income primarily resulting from the settlement of a payroll tax issue in the first quarter of 1998.


INTEREST EXPENSE

     1998-1997                           (Decrease)
--------------------------------------------------------------------------------
     First Quarter                $(398)             (8.2)%
--------------------------------------------------------------------------------

     Interest expense decreased in the first quarter of 1998 principally as a result of lower levels of average short-term debt.


EFFECTIVE INCOME TAX RATES

     Three Months Ended March 31
--------------------------------------------------------------------------------
     1998                                 40.9%
--------------------------------------------------------------------------------
     1997                                 41.3%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. The Company's effective income tax rate was lower in the first quarter of 1998 principally due to higher tax credits recorded in 1998.

                    Bell Atlantic - Washington, D.C., Inc.

FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both March 31, 1998 and 1997 and December 31, 1997, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

     As of March 31, 1998, the Company had $96,100,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company has $60,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 43.3% as of March 31, 1998, compared to 51.0% as of March 31, 1997 and 45.0% as of December 31, 1997.

     On May 1, 1998, the Company declared and paid a dividend in the amount of $4,000,000 to Bell Atlantic.

                    Bell Atlantic - Washington, D.C., Inc.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           There were no proceedings reportable under this Item.


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1998.

                    Bell Atlantic - Washington, D.C., Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BELL ATLANTIC - WASHINGTON, D.C., INC.



Date:  May 11, 1998                 By  /s/ Edwin F. Hall
                                       -------------------------------
                                            Edwin F. Hall
                                            Controller



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 5, 1998.