Form 10-Q
period 1998-06-30
BELL ATLANTIC WASHINGTON DC INC
filed 1998-08-13
CIK 19719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---

                    Bell Atlantic - Washington, D.C., Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                              Three months ended    Six months ended
                                                                   June 30,             June 30,
                                                              -------------------  -------------------
                                                                1998       1997      1998       1997
                                                              ---------  --------  ---------  --------
OPERATING REVENUES (including $37,138, $28,611,
     $70,876 and $55,502 from affiliates)........             $165,695   $159,397  $321,450   $309,059
                                                              --------   --------  --------   --------

OPERATING EXPENSES
     Employee costs, including benefits and
          taxes..................................               21,380     24,350    42,102     49,137
     Depreciation and amortization...............               38,325     39,105    75,841     77,554
     Taxes other than income.....................               11,043     10,492    22,219     22,067
     Other (including $34,242, $39,037,
          $71,498 and $77,268 to affiliates).....               45,615     53,989    92,589    103,606
                                                              --------   --------  --------   --------
                                                               116,363    127,936   232,751    252,364
                                                              --------   --------  --------   --------

OPERATING INCOME.................................               49,332     31,461    88,699     56,695

OTHER INCOME, NET................................               14,015        296    14,339        337

INTEREST EXPENSE (including $357, $460,
     $786 and $1,113 to affiliate)...............                4,366      4,643     8,845      9,520
                                                              --------   --------  --------   --------

Income Before Provision for Income Taxes.........               58,981     27,114    94,193     47,512

PROVISION FOR INCOME TAXES.......................               24,334     10,530    38,747     18,963
                                                              --------   --------  --------   --------

NET INCOME.......................................             $ 34,647   $ 16,584  $ 55,446   $ 28,549
                                                              ========   ========  ========   ========

REINVESTED EARNINGS
     At beginning of period......................             $115,346   $ 61,241  $ 94,547   $ 51,646
     Add:  net income............................               34,647     16,584    55,446     28,549
                                                              --------   --------  --------   --------
                                                               149,993     77,825   149,993     80,195
     Deduct:    dividends........................                4,000        ---     4,000        ---
                other changes....................                   (1)       164        (1)     2,534
                                                              --------   --------  --------   --------
     At end of period............................             $145,994   $ 77,661  $145,994   $ 77,661
                                                              ========   ========  ========   ========

                  See Notes to Condensed Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                                        June 30,   December 31,
                                                                          1998         1997
                                                                       ----------  ------------
CURRENT ASSETS
Short-term investments...........................................      $    4,448    $    7,134
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $8,566 and $7,721....................         145,534       132,936
     Affiliates..................................................          23,060        18,253
Material and supplies............................................             484         1,929
Prepaid expenses.................................................           4,688         3,962
Deferred income taxes............................................           3,243         3,872
Other............................................................             ---             2
                                                                       ----------    ----------
                                                                          181,457       168,088
                                                                       ----------    ----------

PLANT, PROPERTY AND EQUIPMENT....................................       1,702,699     1,652,123
Less accumulated depreciation....................................         908,154       849,599
                                                                       ----------    ----------
                                                                          794,545       802,524
                                                                       ----------    ----------

OTHER ASSETS.....................................................          14,929        17,206
                                                                       ----------    ----------

TOTAL ASSETS.....................................................      $  990,931    $  987,818
                                                                       ==========    ==========

                  See Notes to Condensed Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                       June 30,    December 31,
                                                         1998          1997
                                                     ------------  -------------
CURRENT LIABILITIES
Debt maturing within one year:
      Note payable to affiliate....................      $ 12,877       $  9,526
      Other........................................            29         20,512
Accounts payable and accrued liabilities:
      Affiliates...................................       101,975        113,404
      Other........................................        83,714        102,722
Advance billings and customer deposits.............        10,298          9,464
                                                         --------       --------
                                                          208,893        255,628
                                                         --------       --------

LONG-TERM DEBT.....................................       227,796        227,769
                                                         --------       --------

EMPLOYEE BENEFIT OBLIGATIONS.......................       127,684        134,434
                                                         --------       --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..............................        37,885         29,585
Unamortized investment tax credits.................         3,481          3,626
Other..............................................        18,681         21,712
                                                         --------       --------
                                                           60,047         54,923
                                                         --------       --------

SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at
 stated value......................................       191,968        191,968
Capital surplus....................................        28,549         28,549
Reinvested earnings................................       145,994         94,547
                                                         --------       --------
                                                          366,511        315,064
                                                         --------       --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT......      $990,931       $987,818
                                                         ========       ========

                  See Notes to Condensed Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                           Six months ended
                                                                June 30,
                                                        ---------------------
                                                          1998         1997
                                                        ---------   ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES.......        $  87,229   $  93,013
                                                        ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments............            2,686       2,876
Additions to plant, property and equipment......          (78,126)    (78,013)
Other, net......................................            9,441       6,335
                                                          -------     -------
Net cash used in investing activities...........          (65,999)    (68,802)
                                                          -------     -------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital
     lease obligations..........................          (20,149)        (40)
Net change in note payable to affiliate.........            3,351     (22,156)
Dividends paid..................................           (4,000)        ---
Net change in outstanding checks drawn
     on controlled disbursement accounts........             (432)     (2,015)
                                                          -------     -------
Net cash used in financing activities...........          (21,230)    (24,211)
                                                          -------     -------

NET CHANGE IN CASH..............................              ---         ---


CASH, BEGINNING OF PERIOD.......................              ---         ---
                                                          -------     -------


CASH, END OF PERIOD.............................          $   ---     $   ---
                                                          =======     =======



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

2. Dividend

   On August 3, 1998, the Company declared and paid a dividend in the amount of $4,000,000 to Bell Atlantic.

3. Debt

   On July 24, 1998, the Company announced it will redeem $60,000,000 of 7.75% debentures due in 2013 on August 24, 1998. In connection with this redemption, the Company will record an extraordinary charge of $1.0 million in the third quarter of 1998.

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

5. Recent Accounting Pronouncement

Costs of Computer Software

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1). SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP 98-1 is required to be adopted no later than January 1, 1999.

   The Company currently capitalizes initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For noncentral office equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed as incurred. The Company is currently evaluating the provisions of SOP 98-1 and has not yet quantified the effect at this time. The adoption of SOP 98-1 is expected to result in an increase in earnings in the year of adoption due to the prospective capitalization of costs which were previously expensed.

                    Bell Atlantic - Washington, D.C., Inc.

6. Proposed Bell Atlantic - GTE Merger


   Bell Atlantic and GTE Corporation (GTE) have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

   It is expected that the merger will qualify as a "pooling of interests," which means for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and GTE. The companies expect to close the merger in the second half of 1999.

                    Bell Atlantic - Washington, D.C., Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

   This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

   The Company reported net income of $55,446,000 for the six month period ended June 30, 1998, compared to net income of $28,549,000 for the same period in 1997.

   Items affecting the comparison of the Company's results of operations for the six month periods ended June 30, 1998 and 1997 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1997 Annual Report on Form 10-K.



OPERATING REVENUE STATISTICS
----------------------------

                                                 1998        1997    % Change
--------------------------------------------------------------------------------

At June 30
----------
  Access Lines in Service (in thousands)*
     Residence.............................       297         291       2.1%
     Business..............................       619         612       1.1
     Public................................        10          10       ---
                                                -----       -----
                                                  926         913       1.4
                                                =====       =====

Six Month Period Ended June 30
------------------------------
  Access Minutes of Use (in millions)......     1,498       1,444       3.7
                                                =====       =====

* 1997 reflects a restatement of access lines in service to include Primary Rate ISDN (Integrated Services Digital Network) channels to conform with the 1998 presentation.



OPERATING REVENUES
------------------
(Dollars in Thousands)

Six Month Period Ended June 30                   1998        1997
--------------------------------------------------------------------------------

Local services............................  $ 148,297   $ 150,409
Network access services...................     71,739      72,376
Long distance services....................      2,059       2,002
Ancillary services........................     97,987      82,897
Directory and information services........      1,368       1,375
                                            ---------   ---------
Total.....................................  $ 321,450   $ 309,059
                                            =========   =========

                    Bell Atlantic - Washington, D.C., Inc.

LOCAL SERVICES REVENUES

   1998 - 1997                      (Decrease)
--------------------------------------------------------------------------------
   Six Months                 $(2,112)      (1.4)%
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

   Local services revenues declined in the first half of 1998 primarily due to rate reductions on certain local services, including dial-tone charges, pursuant to the Company's Price Cap Plan and the elimination of business Touch-Tone service charges, effective January 1, 1998. The elimination of these Touch-Tone service charges is expected to reduce annual revenues by approximately $2,300,000 and the price reduction for dial-tone charges is expected to reduce annual revenues by approximately $1,000,000. Lower business and residence message volumes also contributed to the decline in local services revenues.

   Revenue decreases were partially offset by growth in value-added services and private line and switched data services revenues resulting from higher customer demand and usage. The Company also recognized higher revenues from public telephone services in the first half of 1998. Price increases for usage of the Company's pay phones and the implementation of new charges to carriers resulting from pay phone deregulation in April 1997 were the principal reasons for the improvement in public telephone services revenues.


NETWORK ACCESS SERVICES REVENUES

   1998 - 1997                      (Decrease)
--------------------------------------------------------------------------------
   Six Months                   $(637)       (.9)%
--------------------------------------------------------------------------------

   Network access services revenues are earned from carriers for their use of the Company's local exchange facilities in providing usage services to their customers. In addition, end-user subscribers pay flat rate access fees to connect to the Company's network.

   Network access services revenues declined in the first half of 1998 primarily due to net price reductions mandated by a federal price cap plan. This decrease was substantially offset by higher customer demand as reflected by growth in access minutes of use of 3.7% from June 30, 1997. Volume growth was boosted by the expansion of the business market, particularly for high-capacity services. Demand for special access services grew as Internet service providers and other high-capacity users increased their utilization of the Company's network. In addition, higher end-user revenues attributable to an increase in access lines in service contributed to revenue growth in 1998.

   Effective July 1, 1998, the Company implemented price decreases of approximately $2,300,000 on an annual basis for interstate services, in connection with the Federal Communications Commission's (FCC) Price Cap Plan. The rates included in this 1998 filing will be in effect through June 1999. The July 1, 1998 rates include amounts necessary to recover the Company's contribution to the FCC's new universal service fund. The FCC has created a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low-income consumers and rural health care providers. Under the FCC's rules, all providers of interstate telecommunications services must contribute to the fund. The Company's contributions to the universal service fund are included in Other Operating Expenses.

                    Bell Atlantic - Washington, D.C., Inc.

LONG DISTANCE  SERVICES REVENUES

   1998 - 1997                       Increase
--------------------------------------------------------------------------------
   Six Months                    $57          2.8%
--------------------------------------------------------------------------------

   Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company (intraLATA toll).

   The increase in long distance services revenues in the first half of 1998 was caused by growth in toll message volumes from June 30, 1997.


ANCILLARY SERVICES REVENUES

   1998-1997                         Increase
--------------------------------------------------------------------------------
   Six Months                $15,090         18.2%
--------------------------------------------------------------------------------

   The Company provides ancillary services which include billing and collection services provided to long distance carriers and affiliates, customer premises equipment (CPE) services, facilities rental services for affiliates and nonaffiliates, usage of separately priced (unbundled) components of its network, sales of materials and supplies to affiliates and voice messaging services.

   The increase in ancillary services revenues in the first half of 1998 was primarily as a result of higher facilities rental revenues from affiliates. Rental revenues were higher in 1998 due to the centralization of data processing services of certain affiliates in a facility owned by the Company. Ancillary services revenues were also higher as a result of increased demand by long distance carriers and affiliates for billing and collection services.


DIRECTORY AND INFORMATION SERVICES REVENUES

   1998 - 1997                      (Decrease)
--------------------------------------------------------------------------------
   Six Months                    $(7)         (.5)%
--------------------------------------------------------------------------------

   Directory and information services revenues are earned primarily from fees for nonpublication of telephone numbers and multiple white page listings, and from a contract with an affiliate for usage of the Company's directory listings.

   Lower fees received from an affiliate for use of the Company's directory listings was the principal reason for the decrease in directory and information services revenues in 1998.

                    Bell Atlantic - Washington, D.C., Inc.

OPERATING EXPENSES
------------------
(Dollars in Thousands)

Six Month Period Ended June 30                     1998      1997
--------------------------------------------------------------------------------

Employee costs, including benefits and taxes..  $ 42,102  $ 49,137
Depreciation and amortization.................    75,841    77,554
Taxes other than income.......................    22,219    22,067
Other operating expenses......................    92,589   103,606
                                                --------  --------
Total.........................................  $232,751  $252,364
                                                ========  ========

EMPLOYEE COSTS

   1998 - 1997                      (Decrease)
--------------------------------------------------------------------------------
   Six Months                 $(7,035)       (14.3)%
--------------------------------------------------------------------------------

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contractual basis, are allocated to the Company and are included in Other Operating Expenses.

   Employee costs decreased in the first six months of 1998 primarily as a result of lower pension and benefit costs. The reduction in pension and benefit costs was caused by a number of factors, including changes in actuarial assumptions, favorable pension plan investment returns and lower than expected medical claims. The effect of lower work force levels and the effect of additional costs billed to affiliates associated with a centralized repair and maintenance center also contributed to the decline in employee costs. These cost reductions were offset, in part, by the effect of annual salary and wage increases for management and associate employees.

   Associate employee wages and pension and other benefits are determined under a contract with the union representing associate employees of the Company. On August 11, 1998, the Company and the Communications Workers of America (CWA) reached a tentative agreement on a new 2-year contract. The contract provides for wage increases of up to 3.8 percent effective August 9, 1998, and up to 4 percent effective August 8, 1999. Pensions will increase by 11 percent. Union-represented employees are eligible for standard cash awards of $400 for 1998 and $500 for 1999, which can be increased or decreased based on financial and customer care performance results. The new contract also includes other benefit improvements and certain employment security provisions.

   The labor agreement with the CWA is subject to ratification by the union membership, which is expected within the next 30 days.

DEPRECIATION AND AMORTIZATION

   1998 - 1997                      (Decrease)
--------------------------------------------------------------------------------
   Six Months                 $(1,713)        (2.2)%
--------------------------------------------------------------------------------

   Depreciation and amortization expense decreased in the first six months of 1998 over the same period in 1997 principally due to the effect of lower rates of depreciation and amortization. This decrease was partially offset by additional expense resulting from growth in depreciable telephone plant.

                    Bell Atlantic - Washington, D.C., Inc.

TAXES OTHER THAN INCOME

   1998 - 1997                       Increase
--------------------------------------------------------------------------------
   Six Months                    $152           .7%
--------------------------------------------------------------------------------

   Taxes other than income consist principally of taxes for gross receipts, property, capital stock and business licenses.

   The increase in taxes other than income was primarily attributable to additional expense resulting from higher assessments for worker's compensation, sales and use tax and personal property taxes. These increases were substantially offset by lower gross receipts taxes.

OTHER OPERATING EXPENSES

   1998 - 1997                      (Decrease)
--------------------------------------------------------------------------------
   Six Months                $(11,017)       (10.6)%
--------------------------------------------------------------------------------

   Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

   The decrease in other operating expenses was largely attributable to lower costs for materials and contract services. The reduction in contract services was due, in part, to the disposition of Bell Atlantic's ownership interest in Bell Communications Research Inc. (Bellcore) in November 1997. The Company continues to contract with Bellcore for technical and support services, but to a lesser extent. The Company also recognized lower centralized services expenses allocated from NSI primarily as a result of lower pension and benefit costs incurred by NSI. The reduction in centralized services expenses was partially offset by transition and integration costs allocated to the Company in connection with the merger of Bell Atlantic and NYNEX Corporation. These decreases were partially offset by the Company's contribution to the federal universal service fund, as described earlier, higher network software purchases and higher interconnection charges for terminating calls on the networks of competitive local exchange and other carriers.


OTHER INCOME, NET

   1998 - 1997                       Increase
--------------------------------------------------------------------------------
   Six Months                        $14,002
--------------------------------------------------------------------------------

   The change in other income, net, was primarily due to a gain recognized on the disposition of certain property in June 1998.


INTEREST EXPENSE

   1998 - 1997                      (Decrease)
--------------------------------------------------------------------------------
   Six Months                   $(675)        (7.1)%
--------------------------------------------------------------------------------

   Interest expense decreased in the first six months of 1998 as a result of lower levels of average short-term debt.

                    Bell Atlantic - Washington, D.C., Inc.

EFFECTIVE INCOME TAX RATES

   Six Months Ended June 30
--------------------------------------------------------------------------------
   1998                                 41.1%
--------------------------------------------------------------------------------
   1997                                 39.9%
--------------------------------------------------------------------------------

   The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. The Company's effective income tax rate was higher in the first six months of 1998 principally due to higher tax credits recorded in 1997.

FINANCIAL CONDITION
-------------------

   The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and to pay dividends. While current liabilities exceeded current assets at both June 30, 1998 and 1997 and December 31, 1997, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

   As of June 30, 1998, the Company had $112,100,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $60,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

   The Company's debt ratio was 39.6% as of June 30, 1998, compared to 47.9% as of June 30, 1997 and 45.0% as of December 31, 1997.

   On July 24, 1998, the Company announced it will redeem $60,000,000 of 7.75% debentures due in 2013 on August 24, 1998. In connection with this redemption, the Company will record an extraordinary charge of $1.0 million in the third quarter of 1998.

   On August 3, 1998, the Company declared and paid a dividend in the amount of $4,000,000 to Bell Atlantic.

                    Bell Atlantic - Washington, D.C., Inc.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           There were no proceedings reportable under this Item.


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27   Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1998.

                    Bell Atlantic - Washington, D.C., Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BELL ATLANTIC - WASHINGTON, D.C., INC.



Date:  August 13, 1998               By  /s/ Edwin F. Hall
                                       ----------------------------------
                                            Edwin F. Hall
                                            Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 12, 1998.