Form 10-K405
period 1998-12-31
BELL ATLANTIC WASHINGTON DC INC
filed 1999-03-30
CIK 19719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------
                                    FORM 10-K
                           --------------------------


 (Mark one)
    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 1998

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


                         Telephone Number (202) 392-9900

                           --------------------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                     Bell Atlantic - Washington, D.C., Inc.

                                TABLE OF CONTENTS

Item No.                                                                    Page
--------                                                                    ----

                               PART I

  1.     Business
         (Abbreviated pursuant to General Instruction I(2).)...............   1
  2.     Properties .......................................................   6
  3.     Legal Proceedings ................................................   6
  4.     Submission of Matters to a Vote of Security Holders
         (Omitted pursuant to General Instruction I(2).) ..................   6


                               PART II

  5.     Market for Registrant's Common Equity and Related Stockholder
         Matters ..........................................................   7
  6.     Selected Financial Data
         (Omitted pursuant to General Instruction I(2).) ..................   7
  7.     Management's Discussion and Analysis of Results of Operations
         (Abbreviated pursuant to General Instruction I(2).) ..............   8
 7A.     Quantitative and Qualitative Disclosures About Market Risk .......  18
  8.     Financial Statements and Supplementary Data ......................  18
  9.     Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure .............................................  18


                               PART III

(Omitted pursuant to General Instruction I(2).):
 10.     Directors and Executive Officers of the Registrant ...............  18
 11.     Executive Compensation ...........................................  18
 12.     Security Ownership of Certain Beneficial Owners and Management ...  18
 13.     Certain Relationships and Related Transactions ...................  18


                               PART IV

14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..  18

     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 29, 1999.

                     Bell Atlantic - Washington, D.C., Inc.

                                     PART I
Item 1. Business
                                     GENERAL

     Bell Atlantic - Washington, D.C., Inc. is incorporated under the laws of the State of New York. Our principal offices are located at 1710 H Street, N.W., Washington D.C. 20006 (telephone number 202-392-9900). We are a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic).

     We presently serve a territory consisting of a single Local Access and Transport Area (LATA). A LATA is generally centered on a city or based on some other identifiable common geography and, with certain limited exceptions, a LATA marks the boundary within which we have been permitted by the "Modification of Final Judgment" (MFJ) to provide telephone service.

     We currently provide two basic types of telecommunications services. First, we transport telecommunications traffic between subscribers located within the same LATA (intraLATA service), including both local and long distance services. Local service includes the provision of local exchange (dial-tone), local private line and public telephone services (including dial-tone service for pay telephones owned by us and by other pay telephone providers). Among other local services provided are Centrex (central office-based switched telephone service enabling the subscriber to make both intercom and outside calls) and a variety of special and custom calling services. Long distance service includes message toll service (calling service beyond the local calling area) within LATA boundaries. Second, we provide exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide interLATA telecommunications service to their customers.


                        PROPOSED BELL ATLANTIC-GTE MERGER

     Bell Atlantic and GTE Corporation (GTE) have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger. We will continue to be a wholly owned subsidiary of Bell Atlantic.

     The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE.

                                   OPERATIONS

     We are one of nine operating telephone subsidiaries owned by Bell Atlantic. Bell Atlantic has organized certain telecommunications group functions into business units operating across the telephone subsidiaries. The business units focus on specific market segments. Each of the operating telephone subsidiaries, including us, remains responsible within its respective service area for the provision of telephone services, financial performance and regulatory matters. We have one reportable segment, which comprises four strategic business units.

     The Consumer unit markets communications services to residential customers, as well as operator services.

     The General Business unit markets communications and information services to small and medium-sized businesses as well as pay telephone services.

     The Enterprise Business unit markets communications and information technology and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal and state governments. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance, 911 service, intelligent vehicle highway systems), video services (distance learning, telemedicine, videoconferencing) and interactive multimedia applications services.

                     Bell Atlantic - Washington, D.C., Inc.

     The Network Services unit markets (i) switched and special access to the telephone subsidiaries' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering.

Telecommunications Act of 1996

     The Telecommunications Act of 1996 (the 1996 Act) became effective on February 8, 1996, and replaced the MFJ, a consent decree that arose out of an antitrust action brought by the United States Department of Justice against AT&T. In general, the 1996 Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies, including ours, to engage in manufacturing and to provide long distance service under certain conditions.

     The 1996 Act permits us to offer in-region long distance services (that is, services originating in the states where we operate as a local exchange carrier), once we have demonstrated to the Federal Communications Commission
(FCC) that we have satisfied certain requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements, or through their own networks. We must also demonstrate to the FCC that our entry into the in-region long distance market would be in the public interest.

     A U.S. Court of Appeals rejected a constitutional challenge to these provisions, and the Supreme Court recently declined to review that decision. During the period that the case was pending, we continued to work through the regulatory process at both the state and federal levels in order to be in a position to demonstrate compliance with the challenged provisions.

     The U.S. Supreme Court recently reversed a U.S. Court of Appeals decision that had invalidated certain aspects of the FCC rules implementing provisions of the 1996 Act. In particular, the Supreme Court reinstated the FCC's authority to adopt rules governing the methodology to be used by state commissions in setting prices for local interconnection and resale arrangements, and reinstated rules that allow competitors to choose individual terms out of negotiated interconnection agreements and that prohibit incumbent local telephone companies from separating network elements that already are combined in the incumbent's own network.

     The U.S. Supreme Court also decided that the FCC had applied the wrong standard in determining what elements of their networks incumbent local telephone companies are obligated to make available to competitors on an unbundled basis. Among other things, the FCC failed to account for the fact that some elements are available from other sources. As a result of the decision, the FCC must conduct a new proceeding to apply the correct standard. Pending that proceeding, we have informally agreed to continue offering the FCC's previously specified list of unbundled elements. In addition, a challenge to the substantive merits of the FCC's pricing rules remains pending in the U.S. Court of Appeals.

FCC Regulation and Interstate Rates

     We are subject to the jurisdiction of the FCC with respect to interstate services and certain related matters. In 1998, the FCC continued to implement reforms to the interstate access charge system and to implement the "universal service" and other requirements of the 1996 Act.

Access Charges

     Interstate access charges are the rates long distance carriers pay for use and availability of our facilities for the origination and termination of interstate service. The FCC required a phased restructuring of access charges, which began in January 1998, so that our non-usage-sensitive costs will be recovered from long distance carriers and end-users through flat rate charges, and usage-sensitive costs will be recovered from long distance carriers through usage-based rates. In addition, the FCC has required that different levels of usage-based charges for originating and for terminating interstate traffic be established.

                     Bell Atlantic - Washington, D.C., Inc.

Price Caps

     Under the FCC price cap rules that apply to interstate access rates, each year our price cap index is adjusted downward by a fixed percentage intended to reflect increases in productivity (the productivity factor) and adjusted upward by an allowance for inflation (the GDP-PI). The current productivity factor is
6.5 percent. These changes will be reflected in tariff changes that will be filed to take effect on July 1, 1999.

     In October 1998, the FCC initiated a proceeding with respect to its price cap rules to determine whether a change in the current productivity factor is warranted, whether to continue its "market based" approach of allowing market forces (supplemented by its price cap rules) to determine access charge levels, and whether to afford additional pricing flexibility for access services. In addition, Bell Atlantic has petitioned the FCC to remove our special access services from price cap regulation on the grounds that customers of these services have competitive alternatives available, and a challenge to the FCC order establishing the 6.5 percent productivity factor is pending in the U.S. Court of Appeals. We are unable to predict the results of these further proceedings.

Universal Service

     The FCC has adopted rules implementing the "universal service" provision of the 1996 Act. As of January 1, 1999, the rules require us to contribute approximately 2% of our interstate retail revenues for high-cost and low-income subsidies. We are also required to contribute a portion of our total retail revenues for schools, libraries and not-for-profit health care. We will recover these contributions through interstate charges to long distance carriers and end-users.

     A new federal high-cost universal service support mechanism for non-rural carriers and an increase in the funding level for schools and libraries are expected to become effective in 1999. The FCC currently is considering, in conjunction with a recommendation from a joint board of federal and state regulators, a number of issues that could affect the size of the universal service fund for high cost areas and the amount of universal service costs that are assessed against us for recovery.

Reciprocal Compensation

     Competitive local exchange and other carriers have charged us with "reciprocal compensation" payments to terminate calls on their networks, including a large volume of one-way traffic from our customers to internet service providers that are their customers. On February 26, 1999, the FCC confirmed that such traffic is interstate and interexchange in nature and not subject to the reciprocal compensation requirements of the 1996 Act. We are evaluating the implications of the FCC's order.

State Regulation of Rates and Services

     The District of Columbia Public Service Commission (PSC) regulates our intrastate rates and services and certain other matters.

     In 1996, the PSC approved a price cap plan for intra-Washington, D.C. services. Provisions of the plan include:
     .    a term of four years, through December 31, 1999;
     .    three service categories: basic, discretionary, and competitive;
     . caps on certain basic residential rates for the term of the plan, with other basic rates to change with the GDP-PI minus 3%;
     .    discretionary service rate increases of up to 15% annually;
     .    elimination of price limits on competitive service rates; and
     .    elimination of the regulation of profits.

                     Bell Atlantic - Washington, D.C., Inc.

Competition

     Legislative changes, including provisions of the 1996 Act discussed above under "Telecommunications Act of 1996," regulatory changes and new technology are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. We anticipate that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth.

Local Exchange Services

     State regulatory commissions have historically regulated the ability to offer local exchange services. The PSC has approved applications from competitors to provide and resell local exchange services.

     One of the purposes of the 1996 Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the 1996 Act requires most existing local exchange carriers (incumbent local exchange carriers, or ILECs), including us, to permit potential competitors (competitive local exchange carriers, or CLECs) to:

     .    purchase service from the ILEC for resale to CLEC customers
     .    purchase unbundled network elements from the ILEC, and/or
     .    interconnect the CLEC network with the ILEC's network.

     The 1996 Act provides for arbitration by the state public utility commission if an ILEC and a CLEC are unable to reach agreement on the terms of the arrangement sought by the CLEC.

     Our negotiations with various CLECs, and arbitrations before the PSC have continued. As of January 31, 1999, we had entered into 73 agreements with CLECs, of which 49 had been approved by our state commission.

     We expect that these agreements, and the 1996 Act, will continue to lead to substantially increased competition in our local exchange market in 1999 and subsequent years. We believe that this competition will be both on a facilities basis and in the form of resale by CLECs of our service. Under the various agreements and arbitrations discussed above, we are generally required to sell our services to CLECs at discounts ranging from approximately 17% to 25% from the prices we charge our retail customers.

Alternative Access

     A substantial portion of our revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

     We face competition from alternative communications systems, constructed by large end-users, interexchange carriers and alternative access vendors, which are capable of originating and/or terminating calls without the use of our plant. The FCC's orders requiring us to offer virtual collocated interconnection for special and switched access services have enhanced the ability of such alternative access providers to compete with us.

     Other potential sources of competition include cable television systems, shared tenant services and other non-carrier systems which are capable of bypassing our local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of our lines.

                     Bell Atlantic - Washington, D.C., Inc.

Wireless Services

     Wireless services also constitute potential sources of competition to our wireline telecommunications services, especially as wireless carriers continue to lower their prices to end users. Wireless portable telephone services employ analog and digital technology that allows customers to make and receive telephone calls from any location using small handsets, and can also be used for data transmission.

Public Telephone Services

     We face increasing competition in the provision of pay telephone services from other providers. In addition, the growth of wireless communications decreases usage of public telephones.

Operator Services

     Alternative operator services providers have entered into competition with our operator services product line.


                                    EMPLOYEES

     As of December 31, 1998, we had approximately 1,400 employees.

                     Bell Atlantic - Washington, D.C., Inc.

Item 2. Properties

                                     GENERAL

     Our principal properties do not lend themselves to simple description by character and location. Our investment in plant, property and equipment consisted of the following at December 31:

                                                                1998        1997
                                                               -----       -----

     Central office equipment .............................      42%         41%
     Outside communications plant..........................      18          19
     Land and buildings ...................................      13          13
     Furniture, vehicles and other work equipment .........      25          25
     Other ................................................       2           2
                                                                ---         ---
                                                                100%        100%
                                                                ===         ===

     "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Outside communications plant" consists primarily of aerial cable, underground cable, conduit and wiring and telephone poles. "Land and buildings" consists of land and land improvements, and principally central office buildings. "Furniture, vehicles and other work equipment" consists of public telephone instruments and telephone equipment, furniture, office equipment, motor vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases and leasehold improvements.

     Our customers are served by electronic switching systems that provide a wide variety of services. Our network is in a transition from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services. At December 31, 1998, approximately 77% of the access lines were served by digital capability.


                              CAPITAL EXPENDITURES

     We have been making and expect to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $212 million in 1998, $189 million in 1997 and $191 million in 1996. Capital expenditures exclude additions under capital leases. Our total investment in plant, property and equipment was approximately $1.8 billion at December 31, 1998, $1.7 billion at December 31, 1997 and $1.5 billion at December 31, 1996, including the effect of retirements, but before deducting accumulated depreciation.


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

     The communications services we provide are subject to regulation by the District of Columbia Public Service Commission with respect to intrastate rates and services and certain other matters. For a further discussion of the company and our regulatory plan, see Item 1 - "Description of Business."


RESULTS OF OPERATIONS
---------------------

     We reported net income of $97,781,000 in 1998, compared to net income of $45,305,000 in 1997.

     Our results for 1998 and 1997 were affected by the following special items. The special charges in both years include our allocated share of charges from Bell Atlantic Network Services, Inc. (NSI).

     The following table shows how special items are reflected in our statements of income for each year:

Years ended December 31                                      1998          1997
--------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
Operating Revenues
    Regulatory contingencies ........................    $    ---       $ 4,200
                                                         --------       -------

Employee Costs
    Merger direct incremental costs .................    $    ---       $   100
    Merger severance costs ..........................         ---         1,100

Depreciation and Amortization
    Write-down of assets ............................         ---        10,500

Other Operating Expenses
    Merger transition costs .........................         500           ---
    Other special items .............................         ---         3,200
    Allocated merger direct incremental,
        severance and transition costs...............       2,100         3,200
                                                         --------       -------
                                                         $  2,600       $18,100
                                                         --------       -------

     What follows is a further explanation of the nature and timing of these special items.

Merger-Related Costs

     In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax costs totaling $2,600,000 in 1998 and $4,400,000 in 1997.

     In 1998, merger-related charges of $2,600,000 were for transition and integration costs. In 1997, merger-related charges consisted of $1,000,000 for direct incremental costs and $3,400,000 for employee severance costs. We also incurred a small portion of transition and integration costs.

     Transition and integration costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs and advertising and branding costs. Transition and integration costs are expensed as incurred. Direct incremental costs consist of expenses associated with compensation arrangements related to completing the merger transaction. Employee severance costs, as recorded under SFAS No. 112,

                     Bell Atlantic - Washington, D.C., Inc.

"Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under pre-existing Bell Atlantic separation pay plans. During 1997 and 1998, 4 and 26 management employees were separated with severance benefits.

Other Charges and Special Items

     During 1997, we recorded other charges and special items totaling approximately $17,900,000 in connection with consolidating operations and combining organizations and for special items arising during the year. These charges were comprised of the following significant items.

Write-down of Assets
     In the third quarter of 1997, we recorded pre-tax charges of approximately $10,500,000 for the write-down of obsolete fixed assets. As part of the merger integration planning, a review was conducted of the carrying values of long-lived assets. This review included estimating remaining useful lives and cash flows and identifying assets to be abandoned. As a result of these reviews, we recorded a charge of approximately $10,500,000 for the write-off of assets. These assets primarily included computers and other equipment used to transport data for internal purposes. None of these assets are being held for disposal.

Regulatory Contingencies and Other Special Items
     In 1997, we also recorded reductions to operating revenues and charges to operating expenses totaling approximately $7,400,000 (pre-tax), which consisted of the following:

     . Revenue reductions consisted of approximately $4,200,000 for federal regulatory matters. These matters relate to specific issues that are currently under investigation by federal regulatory commissions. We believe that it is probable that the ultimate resolution of these pending matters will result in refunds to our customers.

     . Charges to operating expenses totaled approximately $3,200,000 for other post-merger initiatives.

     These and other items affecting the comparison of our results of operations for the years ended December 31, 1998 and 1997 are discussed in the following sections.

Segmental Results of Operations

     We have one reportable segment, which provides domestic wireline telecommunications services. You may find additional information about segment reporting in Note 16 to the financial statements.

                     Bell Atlantic - Washington, D.C., Inc.


OPERATING REVENUE STATISTICS
----------------------------

                                                     1998      1997     % Change
--------------------------------------------------------------------------------

At Year-End
-----------
  Access Lines in Service (in thousands)*
    Residence ....................................    301        294       2.4%
    Business .....................................    627        615       2.0
    Public .......................................     10         10       ---
                                                      ---        ---
                                                      938        919       2.1
                                                      ===        ===

For the Year
------------
  Access Minutes of Use (in millions) ............  3,005      2,929       2.6
                                                    =====      =====

* 1997 reflects a restatement of access lines in service to include Primary Rate ISDN (Integrated Services Digital Network) channels to conform with the 1998 presentation.


OPERATING REVENUES
------------------
(Dollars in Thousands)

For the Years Ended December 31                      1998       1997
--------------------------------------------------------------------------------

Local services ...............................   $297,753   $298,450
Network access services ......................    146,348    135,570
Long distance services .......................      4,019      3,998
Ancillary services ...........................    192,701    170,467
Directory and information services ...........      2,717      2,737
                                                 --------   --------
Total ........................................   $643,538   $611,222
                                                 ========   ========

LOCAL SERVICES REVENUES

                                               (Decrease)
--------------------------------------------------------------------------------
   1998 - 1997                         $(697)             (.2)%
--------------------------------------------------------------------------------

     Local services revenues are earned by us from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services which expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call.

     Local services revenues declined in 1998 due to price reductions on certain local services and the elimination of business Touch-Tone service charges, effective January 1, 1998. Lower business message volumes also contributed to the decline in local services revenues.

     Revenue decreases were substantially offset by increased customer demand and usage of our value-added services and higher revenues from private line and switched data services. We also recognized higher revenues from public telephone services in 1998 as a result of the implementation of new charges to carriers resulting from pay phone deregulation in April 1997. Higher usage of our network facilities, as generated by a 2.1% increase in access lines in service over the same period in 1997, also offset reductions in local services revenues. Access line growth primarily reflects higher demand for Centrex services and an increase in additional residential lines.

                     Bell Atlantic - Washington, D.C., Inc.

NETWORK ACCESS SERVICES REVENUES

                                               Increase
--------------------------------------------------------------------------------
   1998 - 1997                        $10,778             8.0%
--------------------------------------------------------------------------------

     Network access services revenues are earned from end-user subscribers and long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and resellers who purchase retail dial-tone services.

     Our network access services revenue growth in 1998 was primarily as a result of increased demand for special access services as a result of greater utilization of our network by Internet service providers and other high-capacity users. Higher customer demand was also reflected by growth in access minutes of use of 2.6% over the same period in 1997. Volume growth reflects a continuing expansion of the business market, particularly for high-capacity services. Higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in 1998. Volume-related growth was partially offset by net price reductions mandated by a federal price cap plan.

     The Federal Communications Commission (FCC) regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year, under the rules of the Price Cap Plan. We implemented price decreases for interstate access services of approximately $10,700,000 on an annual basis for the period July 1997 through June 1998.

     In July 1998, we implemented price decreases of approximately $2,200,000 on an annual basis. The rates include amounts necessary to recover our contribution to the FCC's universal service fund. The FCC has created a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low-income consumers and rural health care providers. Under the FCC's rules, all providers of interstate telecommunications services must contribute to the fund. Our contributions to the universal service fund are included in Other Operating Expenses. In January 1999, our access services rates were increased by approximately $1,300,000 on an annual basis. The rates included in our July 1998 and January 1999 filings will be in effect through June 1999.


LONG DISTANCE SERVICES REVENUES

                                               Increase
--------------------------------------------------------------------------------
   1998 - 1997                            $21              .5%
--------------------------------------------------------------------------------

     Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within our service area (intraLATA toll).

     The increase in long distance services revenues in 1998 was caused by growth in toll message volumes from 1997.


ANCILLARY SERVICES REVENUES

                                               Increase
--------------------------------------------------------------------------------
   1998 - 1997                        $22,234            13.0%
--------------------------------------------------------------------------------

     Our ancillary services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, usage of separately priced (unbundled) components of our network, voice messaging, customer premises equipment (CPE) and wiring and maintenance services, and sales of materials and supplies to affiliates.

     Revenues from ancillary services grew in 1998 primarily as a result of higher facilities rental revenues from affiliates. Rental revenues were higher in 1998 due to the centralization of data processing services of certain affiliates in a facility

                     Bell Atlantic - Washington, D.C., Inc.

we own. Higher revenues resulting from increased demand by long distance carriers and affiliates for billing and collection services and increased demand for voice messaging services also contributed to revenue growth in 1998.


DIRECTORY AND INFORMATION SERVICES REVENUES

                                               (Decrease)
--------------------------------------------------------------------------------
   1998 - 1997                          $(20)               (.7)%
--------------------------------------------------------------------------------

     Directory and information services revenues are earned primarily from fees for nonpublication of telephone numbers and multiple white page listings, and from a contract with an affiliate for usage of our directory listings.

     Directory and information services revenues decreased in 1998 due to reduced demand for multiple white page listings. This decrease was substantially offset by higher fees received from an affiliate for use of our directory listings.


OPERATING EXPENSES
------------------
(Dollars in Thousands)

For the Years Ended December 31                                1998        1997
--------------------------------------------------------------------------------

Employee costs, including benefits and taxes ..........   $  83,178   $  95,897
Depreciation and amortization .........................     155,025     166,966
Other operating expenses ..............................     236,098     254,412
                                                          ---------   ---------
Total .................................................    $474,301    $517,275
                                                           ========    ========


EMPLOYEE COSTS

                                               (Decrease)
--------------------------------------------------------------------------------
   1998 - 1997                      $(12,719)               (13.3)%
--------------------------------------------------------------------------------

     Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by us. Similar costs incurred by employees of NSI, who provide centralized services on a contract basis, are allocated to us and are included in Other Operating Expenses.

     Employee costs decreased in 1998 primarily as a result of lower pension and benefit costs. A number of factors contributed to the reduction in pension and benefit costs, including favorable pension plan investment returns and lower than expected retiree medical claims. Lower work force levels and the effect of additional costs billed to affiliates associated with a centralized repair and maintenance center also contributed to the decline in expense. Employee costs were further decreased by the effect of severance and direct incremental merger-related costs recorded in the third quarter of 1997, as described earlier.

     These reductions were offset, in part, by annual salary and wage increases for management and associate employees. In 1998, we executed a new contract with the union representing associate employees. The new contract provides for wage and pension increases and other benefit improvements as described below.

     The wages, pension and other benefits for our associate employees are negotiated with a union. During 1998, we entered into a new 2-year contract with the Communications Workers of America (CWA). This contract, which expires in August 2000, provides for wage increases of up to 3.8 percent effective August 9, 1998, and up to 4 percent effective August 8, 1999. Over the course of this two-year contract period, pensions will increase by 11 percent. The contract also includes cash payments, working condition improvements, and continuation of certain employment security provisions.

                     Bell Atlantic - Washington, D.C., Inc.


DEPRECIATION AND AMORTIZATION

                                               (Decrease)
--------------------------------------------------------------------------------
   1998 - 1997                      $(11,941)               (7.2)%
--------------------------------------------------------------------------------

     Depreciation and amortization expense decreased in 1998 principally as a result of lower rates of depreciation and amortization and the recording of a write-down of obsolete fixed assets in the third quarter of 1997, as described earlier. These decreases were partially offset by additional expense resulting from growth in depreciable telephone plant.


OTHER OPERATING EXPENSES

                                               (Decrease)
--------------------------------------------------------------------------------
   1998 - 1997                      $(18,314)               (7.2)%
--------------------------------------------------------------------------------

     Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

     The decrease in other operating expenses was attributable to the effect of additional costs billed to affiliates in 1998 associated with a centralized repair and maintenance center and the effect of merger-related costs and other special items recorded in the third quarter of 1997, as described earlier. Other items contributing to the reduction in other operating expenses were lower costs for materials and contract services. The decrease in contract services was due, in part, to the disposition of Bell Atlantic's ownership interest in Bell Communications Research Inc. (Bellcore) in November 1997.

     The decreases in other operating expenses were offset, in part, by our contribution to the federal universal service fund, as described earlier, and higher interconnection (reciprocal compensation) payments to competitive local exchange and other carriers to terminate calls on their networks. For more information on reciprocal compensation , see Item 1 -"Description of Business, Operations - FCC Regulation and Interstate Rates - Reciprocal Compensation."


OTHER INCOME, NET

                                               Increase
--------------------------------------------------------------------------------
   1998 - 1997                                 $15,136
--------------------------------------------------------------------------------

     The change in other income, net, was primarily due to gains recognized on the disposition of certain property in June 1998 and on the sale of our paging licenses.


INTEREST EXPENSE

                                               (Decrease)
--------------------------------------------------------------------------------
   1998 - 1997                       $(1,816)               (9.6)%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

     Interest expense decreased principally due to the effect of refinancing long-term debt with short-term debt at a more favorable interest rate.

     See Note 7 to the financial statements for additional information about our debt.

                     Bell Atlantic - Washington, D.C., Inc.

EFFECTIVE INCOME TAX RATES

     For the Years Ended December 31
--------------------------------------------------------------------------------
     1998                                             41.1%
--------------------------------------------------------------------------------
     1997                                             40.1%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes, extraordinary item and cumulative effect of change in accounting principle. Our effective income tax rate was higher in 1998 principally due to higher income tax credits recorded in 1997.

     A reconciliation of the statutory federal income tax rate to our effective income tax rate for each period is provided in Note 12 to the financial statements.


EXTRAORDINARY ITEM

       In 1998, we recorded an extraordinary charge associated with the early extinguishment of long-term debt. This charge reduced net income by $983,000 (net of an income tax benefit of $692,000). You may find additional information about this extraordinary charge in Note 7 to the financial statements.



FINANCIAL CONDITION
-------------------

     We use the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both December 31, 1998 and 1997, our sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund additional development activities or to maintain our capital structure to ensure financial flexibility.

     As of December 31, 1998, we had $25,542,000 available under our line of credit with an affiliate, Bell Atlantic Network Funding Corporation (BANFC), and $99,458,000 in borrowings outstanding. On February 1, 1999, our line of credit with BANFC was increased by $125,000,000 to a total of $250,000,000. In addition, we have $100,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities. Our debt securities continue to be accorded high ratings by primary rating agencies. Subsequent to the announcement of the Bell Atlantic - GTE merger, rating agencies have maintained current credit ratings, but have placed our ratings under review for potential downgrade. In a subsequent and unrelated event, Moody's Investor Services changed its methodology for rating diversified U.S. Telecommunications Companies. As a result, our debt rating was upgraded to reflect this new rating methodology. Duff & Phelps Credit Rating Company also upgraded their rating on our debentures.

     Our debt ratio was 40.9% at December 31, 1998, compared to 45.0% at December 31, 1997.

     On February 1, 1999, we declared and paid a dividend in the amount of $19,600,000 to Bell Atlantic.

                     Bell Atlantic - Washington, D.C., Inc.


OTHER MATTERS
-------------

Year "2000" Update

     Bell Atlantic has a comprehensive program to evaluate and address the impact of the Year 2000 date transition on its subsidiaries' operations, including our operations. This program includes steps to:

     . inventory and assess for Year 2000 compliance our equipment, software and systems;
     . determine whether to remediate, replace or retire noncompliant items, and establish a plan to accomplish these steps;
     .    remediate, replace or retire the items;
     .    test the items, where required; and
     . provide management with reporting and issues management to support a seamless transition to the Year 2000.

State of Readiness

     For Bell Atlantic's operating telephone subsidiaries, centralized services entities and general corporate operations, the program focuses on the following project groups: Network Elements, Applications and Support Systems, and Information Technology Infrastructure. At this time, Bell Atlantic has virtually completed the inventory, assessment and detailed planning phases for these projects. Remediation/replacement/retirement and testing activities are well underway. Bell Atlantic plans to fix, replace or retire those items that were not Year 2000 compliant and that require action to avoid service impact. Bell Atlantic's goal for these operations is to have its network and other mission critical systems Year 2000 compliant (including testing) by June 30, 1999. Bell Atlantic is on schedule to achieve this goal for substantially all of its network and other mission critical systems. What follows is a more detailed breakdown of Bell Atlantic's efforts to date.

 .    Network Elements

     Approximately 350 different types of network elements (such as central office switches) appear in over one hundred thousand instances. When combined in various ways and using network application systems, these elements are the building blocks of customer services and networked information transmission of all kinds. Bell Atlantic originally assessed approximately 70% of these element types, representing over 90% of all deployed network elements, as Year 2000 compliant. Late in 1998, through additional testing and verification, it determined that certain network elements, originally represented as having no Year 2000-related service impact, in fact were likely to cause service issues unless remediated. As a result, Bell Atlantic had an increase in the overall number of network elements requiring repair. Notwithstanding the additional work effort, as of February 1999, Bell Atlantic had repaired or replaced approximately 50% of the deployed network elements requiring remediation, and certification testing/evaluation is well underway. Bell Atlantic also has made substantial progress on the remaining network elements. Although Bell Atlantic is generally on track to achieve its June 30, 1999 goal for network elements, it is possible that the timeframe for compliance of a small number of network elements may extend into July or August, without any impact on customer service or its operations.

 .    Application and Support Systems

     Bell Atlantic has approximately 1,200 application and systems support: (i) the administration and maintenance of its network and customer service functions (network information systems); (ii) customer care and billing functions; and (iii) human resources, finance and general corporate functions. Bell Atlantic originally assessed approximately 48% of these application systems as either compliant or to be retired. As of February 1999, Bell Atlantic successfully completed certification testing/evaluation of approximately 70% of all application systems. Bell Atlantic also has made substantial progress on the remaining application systems. Although Bell Atlantic is generally on track to achieve its June 30, 1999 goal for applications and support systems, it is possible that the timeframe for compliance of a small number of applications and support systems may extend into July or August, without any impact on customer service or its operations.

 .    Information Technology Infrastructure

     Approximately 40 mainframe, 1,000 mid-range, and 90,000 personal computers, and related network components and software products that comprise Bell Atlantic's information technology (IT) infrastructure. Of the approximately 1,350 unique types of elements in the inventory for the IT infrastructure, Bell Atlantic originally assessed

                     Bell Atlantic - Washington, D.C., Inc.

     approximately 73% as compliant or to be retired. As of February 1999, Bell Atlantic has successfully completed certification testing/evaluation of approximately 90% of all element types. Bell Atlantic has made substantial progress on the remaining items and is on track to achieve its June 30, 1999 goal.

     Bell Atlantic's Year 2000 program also includes a project to review and remediate affected systems (including those with embedded technology) within its buildings and other facilities, a project to assure Year 2000 compliance across all of its internal business processes, and other specific projects directed towards insuring it meets its Year 2000 objectives.

     Third Party Issues

     .    Vendors

          In general, Bell Atlantic's product vendors have made available either Year 2000-compliant versions of their offerings or new compliant products as replacements of discontinued offerings. In some cases, the compliance "status" of the product in question is based on vendor-provided information, which remains subject to Bell Atlantic testing and verification activities. In several instances, vendors have not met original delivery schedules, resulting in delayed testing and deployment. At this time, Bell Atlantic does not anticipate that such delays will have a material impact on its ability to achieve Year 2000 compliance within its desired timeframes.

          Bell Atlantic is continuing Year 2000-related discussions with utilities and similar services providers. In general, information requests to such services providers have yielded less meaningful information than inquiries to its product vendors, and Bell Atlantic does not yet have sufficient information to determine whether key utilities and similar service providers will successfully complete the Year 2000 transition. However, Bell Atlantic is now beginning to engage in more productive discussions with large utilities servicing its facilities and it is hopeful that these discussions will provide additional assurance of Year 2000 compliance for those entities. At the present time, Bell Atlantic remains unable to determine the Year 2000 readiness of most key utilities and similar service providers or the likelihood that those providers will successfully complete the Year 2000 transition. Bell Atlantic intends to monitor critical service provider activities, as appropriate, through the completion of their respective remediation projects.

     .    Customers

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

     .    Interconnecting Carriers

          Bell Atlantic's network operations interconnect with domestic and international networks of other carriers. If one of these interconnecting carriers should fail or suffer adverse impact from a Year 2000 problem, Bell Atlantic's customers could experience impairment of service.

Costs

     From the inception of Bell Atlantic's Year 2000 project through December 31, 1998, and based on the cost tracking methods it has historically applied to this project, Bell Atlantic has incurred total pre-tax expenses of approximately $122 million ($97 million of which was incurred in 1998), and it has made capital expenditures of approximately $80 million (all of which was made in 1998).

                     Bell Atlantic - Washington, D.C., Inc.


     For 1999, Bell Atlantic expects to incur total pre-tax expenses for its Year 2000 project of approximately $100 million to $200 million and total capital expenditures of $125 million to $175 million.

     Bell Atlantic has investments in various joint ventures and other interests. At this time, Bell Atlantic does not anticipate that the impact of any Year 2000 remediation costs that they incur will be material to its results of operations.

Risks

     The failure to correct a material Year 2000 problem could cause an interruption or failure of certain of Bell Atlantic's normal business functions or operations, which could have a material adverse effect on its results of operations, liquidity or financial condition; however, it considers such a likelihood remote. Due to the uncertainty inherent in other Year 2000 issues that are ultimately beyond Bell Atlantic's control, including, for example, the final Year 2000 readiness of its suppliers, customers, interconnecting carriers, and joint venture and investment interests, it is unable to determine at this time the likelihood of a material impact on its results of operations, liquidity or financial condition, due to such Year 2000 issues. However, Bell Atlantic is taking appropriate prudent measures to mitigate that risk. Bell Atlantic anticipates that, in the event of any material interruptions or failures of its service resulting from actual or perceived Year 2000 problems within or beyond our control, it could be subject to third party claims.

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

     Bell Atlantic has developed, where appropriate, contingency plans for addressing delays in remediation activities. For example, delay in the installation of a new Year 2000 compliant system could require remediation of the existing system. It is also developing a corporate Year 2000 contingency plan to ensure that core business functions and key support processes are in place for uninterrupted processing and service, in the event of external (e.g. power, public transportation, water), internal or supply chain failures (i.e. critical dependencies on another entity for information, data or services). Bell Atlantic anticipates that an initial draft of its corporate contingency plan will be ready by the end of the first quarter of 1999.

Recent Accounting Pronouncements

Costs of Computer Software

       In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP 98-1 is required to be applied prospectively and will be adopted effective January 1, 1999. Bell Atlantic estimates that the implementation of SOP 98-1 will result in a net after-tax benefit of $200 million to $250 million in 1999 results of operations due to the prospective capitalization of costs which were previously expensed as incurred. We anticipate that costs for maintenance and training, as well as the cost of software that does not add functionality to the existing system will continue to be expensed as incurred.

Costs of Start-Up Activities

       In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities." SOP No. 98-5, which will be adopted effective January 1, 1999, requires that costs of start-up activities including pre-operating, pre-opening and other organizational costs be expensed as incurred. In addition, at the time of adoption the unamortized balance of any previously deferred start-up costs must be expensed. The adoption of SOP 98-5 will have no material effect on our results of operations or financial condition in 1999 because we have not historically capitalized start-up activities.

Derivatives and Hedging Activities

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of the derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. We must adopt SFAS No. 133 no later than January 1, 2000. The adoption of SFAS No. 133 will have no material effect on our results of operations or financial condition because we currently do not enter into the use of derivative instruments and hedging activities.

                     Bell Atlantic - Washington, D.C., Inc.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate risk in the normal course of our business. The majority of our debt is fixed rate debt and we do not use derivatives such as interest rate swap agreements. Our short-term borrowings from an affiliate expose our earnings to changes in short-term interest rates since the interest rate charged on such borrowings is typically fixed for less than one month.

     The following table summarizes the fair values of our long-term debt as of December 31, 1998 and 1997. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward parallel shifts in the yield curve. The sensitivity analysis did not include the fair values of our short-term borrowings from an affiliate since they are not significantly affected by changes in market interest rates.

                                                        (Dollars in Thousands)
                                                             December 31,
                                                    --------------------------
                                                      1998               1997
                                                    --------------------------
Fair value of long-term debt                        $173,606          $247,919
Fair value assuming a +100-basis-point shift         164,889           237,038
Fair value assuming a -100-basis-point shift         180,115           258,729

     The primary reason for the decrease in 1998 was the maturity of a $20,000,000 debenture and the redemption of a $60,000,000 debenture.



Item 8.  Financial Statements and Supplementary Data

         The information required by this Item is set forth on Pages F-1 through F-22.


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

         23       Consent of Independent Accountants.

         27       Financial Data Schedule.

(b)      Reports on Form 8-K:

                  There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1998.

                     Bell Atlantic - Washington, D.C., Inc.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Bell Atlantic - Washington, D.C., Inc.


                                        By /s/ Edwin F. Hall
                                          -------------------------------------
                                               Edwin F. Hall
                                               Controller

March 29, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                       Title                            Date
---------                       -----                            ----

/s/ Marie C. Johns              President and                    March 29, 1999
-----------------------------   Chief Executive Officer
    Marie C. Johns              and Director
                                (Principal Executive Officer)



/s/ Edwin F. Hall               Controller                       March 29, 1999
-----------------------------   (Principal Financial Officer)
    Edwin F. Hall


/s/ Barbara L. Connor           Director                         March 29, 1999
-----------------------------
    Barbara L. Connor


/s/ Phoebe B. Dixon             Director                         March 29, 1999
-----------------------------
    Phoebe B. Dixon


/s/ Diane B. Gongaware          Director                         March 29, 1999
-----------------------------
    Diane B. Gongaware


/s/ Benjamin W. Landrum         Director                         March 29, 1999
----------------------------
    Benjamin W. Landrum


/s/ Mark J. Mathis              Director                         March 29, 1999
-----------------------------
    Mark J. Mathis


/s/ John Walker                 Director                         March 29, 1999
-----------------------------
    John Walker

                     Bell Atlantic - Washington, D.C., Inc.

         Index to Financial Statements and Financial Statement Schedule


                                                                            Page
                                                                            ----

    Report of Independent Accountants ...................................    F-2

    Statements of Income
       For the years ended December 31, 1998, 1997 and 1996 .............    F-3

    Balance Sheets - December 31, 1998 and 1997 .........................    F-4

    Statements of Shareowner's Investment
       For the years ended December 31, 1998, 1997 and 1996..............    F-6

    Statements of Cash Flows
       For the years ended December 31, 1998, 1997 and 1996 .............    F-7

    Notes to Financial Statements .......................................    F-8

    Schedule II - Valuation and Qualifying Accounts
       For the years ended December 31, 1998, 1997 and 1996 .............   F-22



Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                     Bell Atlantic - Washington, D.C., Inc.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareowner of Bell Atlantic - Washington, D.C.,
Inc.



In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bell Atlantic - Washington, D.C., Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the financial statements, in 1996, the Company changed its method of accounting for directory publishing revenues and expenses.




/s/ PricewaterhouseCoopers LLP





New York, New York
February 9, 1999

                     Bell Atlantic - Washington, D.C., Inc.

                              STATEMENTS OF INCOME
                         For the Years Ended December 31
                             (Dollars in Thousands)

                                                    1998       1997      1996
                                                  --------   --------  --------
OPERATING REVENUES (including $136,840,
  $116,222 and $87,464 from affiliates) ......... $643,538   $611,222  $597,224
                                                  --------   --------  --------

OPERATING EXPENSES
  Employee costs, including benefits and taxes ..   83,178     95,897   111,112
  Depreciation and amortization .................  155,025    166,966   136,849
  Other (including $147,045, $154,295
       and $164,515 to affiliates) ..............  236,098    254,412   249,823
                                                 ---------  ---------  --------
                                                   474,301    517,275   497,784
                                                 ---------  ---------  --------

OPERATING INCOME ................................  169,237     93,947    99,440

OTHER INCOME, NET (including $4, $3 and
  $0 from affiliate) ............................   15,698        562       375

INTEREST EXPENSE (including $2,667, $1,664
  and $2,032 to affiliate) ......................   17,116     18,932    18,825
                                                  --------   --------  --------

Income Before Provision for Income Taxes,
  Extraordinary Item and Cumulative Effect
  of Change in Accounting Principle .............  167,819     75,577    80,990

PROVISION FOR INCOME TAXES ......................   69,055     30,272    32,198
                                                  --------   --------  --------

Income Before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle ......   98,764     45,305    48,792

EXTRAORDINARY ITEM
  Early extinguishment of debt, net of tax ......     (983)       ---       ---

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE
  Directory publishing, net of tax ..............      ---        ---       286
                                                  --------   --------  --------

NET INCOME ...................................... $ 97,781   $ 45,305  $ 49,078
                                                  ========   ========  ========


                       See Notes to Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                                BALANCE SHEETS
                            (Dollars in Thousands)


                                    ASSETS
                                    ------

                                                             December 31
                                                      --------------------------
                                                        1998             1997
                                                      ----------     -----------
CURRENT ASSETS
Short-term investments ............................  $     6,690     $     7,134
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $7,688 and $7,721......      157,946         132,936
     Affiliates ...................................       20,979          18,253
Material and supplies .............................        1,131           1,929
Prepaid expenses ..................................        3,045           3,962
Deferred income taxes .............................        3,484           3,872
Other .............................................          ---               2
                                                      ----------     -----------
                                                         193,275         168,088
                                                      ----------     -----------

PLANT, PROPERTY AND EQUIPMENT .....................    1,783,372       1,652,123
Less accumulated depreciation .....................      943,000         849,599
                                                      ----------     -----------
                                                         840,372         802,524
                                                      ----------     -----------

OTHER ASSETS ......................................        6,511          17,206
                                                      ----------     -----------

TOTAL ASSETS ......................................   $1,040,158     $   987,818
                                                      ==========     ===========



                       See Notes to Financial Statements.

                     Bell Atlantic - Washington, D.C., Inc.



                                 BALANCE SHEETS
                             (Dollars in Thousands)


                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------


                                                              December 31
                                                       ------------------------
                                                          1998          1997
                                                       ----------   -----------
CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate ....................... $   99,458   $     9,526
     Other ...........................................         14        20,512
Accounts payable and accrued liabilities:
     Affiliates ......................................    104,976       113,404
     Other ...........................................     80,007       102,722
Advance billings and customer deposits ...............     14,551         9,464
                                                       ----------   -----------
                                                          299,006       255,628
                                                       ----------   -----------

LONG-TERM DEBT .......................................    168,200       227,769
                                                       ----------   -----------

EMPLOYEE BENEFIT OBLIGATIONS .........................    118,139       134,434
                                                       ----------   -----------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes ................................     49,813        29,585
Unamortized investment tax credits ...................      3,336         3,626
Other ................................................     14,741        21,712
                                                       ----------   -----------
                                                           67,890        54,923
                                                       ----------   -----------
COMMITMENTS (Note 6)

SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at stated
  value...............................................    191,968       191,968
Capital surplus ......................................     28,549        28,549
Reinvested earnings ..................................    166,452        94,547
Accumulated other comprehensive loss .................        (46)          ---
                                                       ----------   -----------
                                                          386,923       315,064
                                                       ----------   -----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT ........ $1,040,158   $   987,818
                                                       ==========   ===========


                      See Notes to Financial Statements.

                     Bell Atlantic - Washington, D.C., Inc.

                STATEMENTS OF CHANGES IN SHAREOWNER'S INVESTMENT
                             (Dollars in Thousands)


                                                 1998       1997        1996
                                               ---------  ---------  ---------
COMMON STOCK
     Balance at beginning of year ............ $ 191,968  $ 191,968  $ 191,968
                                               ---------  ---------  ---------
     Balance at end of year ..................   191,968    191,968    191,968
                                               =========  =========  =========

CAPITAL SURPLUS
     Balance at beginning of year ............    28,549     28,549     28,549
                                               ---------  ---------  ---------
     Balance at end of year ..................    28,549     28,549     28,549
                                               =========  =========  =========

REINVESTED EARNINGS
     Balance at beginning of year ............    94,547     51,646      2,741
     Net income ..............................    97,781     45,305     49,078
     Dividends paid to Bell Atlantic .........   (26,000)       ---        ---
     Other ...................................       124     (2,404)      (173)
                                               ---------  ---------  ---------
     Balance at end of year ..................   166,452     94,547     51,646
                                               =========  ========= ==========

ACCUMULATED OTHER COMPREHENSIVE LOSS
     Balance at beginning of year ............       ---        ---        ---
     Minimum pension liability adjustment ....       (46)       ---        ---
                                               ---------  ---------  ---------
     Balance at end of year ..................       (46)       ---        ---
                                               =========  =========  =========


TOTAL SHAREOWNER'S INVESTMENT ................  $386,923   $315,064   $272,163
                                               =========  =========  =========


COMPREHENSIVE INCOME
     Net income .............................. $  97,781  $  45,305  $  49,078
     Minimum pension liability adjustment ....       (46)       ---        ---
                                               ---------  ---------  ---------
                                               $  97,735  $  45,305  $  49,078
                                               =========  =========  =========


                       See Notes to Financial Statements.

                     Bell Atlantic - Washington, D.C., Inc.


                            STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31
                             (Dollars in Thousands)

                                                                             1998                 1997                1996
                                                                         -----------          ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................................      $  97,781            $  45,305           $  49,078
Adjustments to reconcile net income to
     net cash provided by operating activities:
          Depreciation and amortization ..............................        155,025              166,966             136,849
          Extraordinary item, net of tax .............................            983                  ---                 ---
          Cumulative effect of change in accounting
               principle, net of tax .................................            ---                  ---                (286)
          Deferred income taxes, net .................................         19,857                 (116)             14,293
          Investment tax credits .....................................           (290)                (543)               (726)
          Other items, net ...........................................         (1,155)                 (73)               (130)
          Changes in certain assets and liabilities:
               Accounts receivable ...................................        (27,736)              16,709                (287)
               Material and supplies .................................            798                 (222)                884
               Other assets ..........................................         (1,647)               6,443              14,217
               Accounts payable and accrued liabilities ..............        (19,932)               5,914              14,728
               Employee benefit obligations ..........................        (16,128)             (12,088)             (4,695)
               Other liabilities .....................................         (1,883)              (9,230)                434
                                                                            ---------             --------           ---------
Net cash provided by operating activities ............................        205,673              219,065             224,359
                                                                            ---------            ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments ..................................         (9,861)             (10,934)            (12,973)
Proceeds from sale of short-term investments .........................         10,305               12,773               4,000
Additions to plant, property and equipment ...........................       (211,512)            (188,799)           (190,771)
Other, net ...........................................................         17,816                9,564               4,666
                                                                            ---------             --------           ---------
Net cash used in investing activities ................................       (193,252)            (177,396)           (195,078)
                                                                            ---------             --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Early extinguishment of debt .........................................        (60,000)                 ---                 ---
Principal repayments of borrowings and capital
     lease obligations ...............................................        (20,145)                (444)             (1,397)
Net change in note payable to affiliate ..............................         89,932              (38,684)            (26,241)
Dividends paid .......................................................        (26,000)                 ---                 ---
Net change in outstanding checks drawn on
     controlled disbursement accounts ................................          3,792               (2,541)             (1,643)
                                                                            ---------             --------           ---------
Net cash used in financing activities ................................        (12,421)             (41,669)            (29,281)
                                                                            ---------             --------           ---------

NET CHANGE IN CASH ...................................................            ---                  ---                 ---

CASH, BEGINNING OF YEAR ..............................................            ---                  ---                 ---
                                                                            ---------             --------           ---------

CASH, END OF YEAR ....................................................      $     ---             $    ---           $     ---
                                                                            =========             ========           =========


                       See Notes to Financial Statements.

                     Bell Atlantic - Washington, D.C., Inc.

                          NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     Bell Atlantic - Washington, D.C., Inc. is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). We have one reportable segment which provides domestic wireline telecommunications services. We presently serve a territory consisting of a single Local Access and Transport Area (LATA) in Washington, D.C. We currently provide two basic types of telecommunications services. First, we transport telecommunications traffic between subscribers located within the same LATA (intraLATA service), including both local and long distance services. Local service includes voice and data transport, enhanced and custom calling features, directory assistance, private lines and public telephones. Long distance service includes message toll service within LATA boundaries and intraLATA Wide Area Toll Service and 800 services. Second, we provide exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide telecommunications service between LATAs (interLATA service) to their customers. Other services we provide include customer premises wiring and maintenance and billing and collection services. Effective January 1, 1997, we transferred certain assets and liabilities associated with our directory publishing activities to a newly formed, wholly owned subsidiary (see Note 4).

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

     We prepare our financial statements under generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts or certain disclosures. Actual results could differ from those estimates.

     Revenue Recognition

     We recognize revenue when services are rendered based on usage of our local exchange network and facilities.

     Maintenance and Repairs

     We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to Operating Expenses.

     Cash and Cash Equivalents

     We consider all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents, except cash equivalents held as short-term investments. Cash equivalents are stated at cost, which approximates market value.

     Short-term Investments

     Our short-term investments consist of cash equivalents held in trust to pay for certain employee benefits. Short-term investments are stated at cost, which approximates market value.

                     Bell Atlantic - Washington, D.C., Inc.

     Material and Supplies

     We include in inventory new and reusable materials which are stated principally at average original cost, except that specific costs are used in the case of large individual items.

     Plant and Depreciation

     We state plant, property, and equipment at cost. Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates. We used the following asset lives:

     Average Lives (in years)
     ----------------------------------------------------------------------
     Buildings ..........................................              30
     Central office equipment ...........................            2 - 10
     Outside communications plant .......................           16 - 50
     Furniture, vehicles and other equipment ............            5 - 15

     When we replace or retire depreciable telephone plant, we deduct the carrying amount of such plant from the respective accounts and charge accumulated depreciation. Gains or losses on disposition are amortized with the remaining net investment in telephone plant.

     Computer Software Costs

     We capitalize initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For noncentral office equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed as incurred.

     Capitalization of Interest Costs

     We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest cost.

     Income Taxes

     Bell Atlantic and its domestic subsidiaries, including us, file a consolidated federal income tax return.

     The consolidated amount of current and deferred tax expense is allocated by applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" to each subsidiary as if it were a separate taxpayer.

     We use the deferral method of accounting for investment tax credits earned prior to the repeal of investment tax credits by the Tax Reform Act of 1986. We also defer certain transitional credits earned after the repeal. We amortize these credits over the estimated service lives of the related assets as a reduction to the Provision for Income Taxes.

     Advertising Costs

     We expense advertising costs as they are incurred.

     Stock-Based Compensation

     We participate in stock-based employee compensation plans sponsored by Bell Atlantic. Bell Atlantic accounts for stock-based employee compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

                    Bell Atlantic - Washington, D.C., Inc.

Change in Accounting Principle - Directory Publishing

       Effective January 1, 1996, we changed our method of accounting for directory publishing revenues and expenses from the amortized method to the point-of-publication method. Under the point-of-publication method, revenues and expenses are recognized when the directories are published rather than over the lives of the directories, as under the amortized method. We believe the point-of-publication method is preferable because it is the method generally followed by publishing companies. This accounting change resulted in a one-time, noncash increase in net income of $286,000 (net of income tax of $210,000), which is reported as a cumulative effect of a change in accounting principle at January 1, 1996. On an annual basis, the financial impact of applying this method in 1996 was not significant.

       Adoption of New Accounting Standards

       In 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income" (see
Note 9), SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (see Note 16) and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (see Note 11). Prior year amounts have been provided or restated, as required. These standards require new disclosures only and do not impact our results of operations or financial position.

       Recent Accounting Pronouncements

       Costs of Computer Software

       In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP 98-1 is required to be applied prospectively and will be adopted effective January 1, 1999. Bell Atlantic estimates that the implementation of SOP 98-1 will result in a net after-tax benefit of $200 million to $250 million in 1999 results of operations due to the prospective capitalization of costs which were previously expensed as incurred. We anticipate that costs for maintenance and training, as well as the cost of software that does not add functionality to the existing system will continue to be expensed as incurred.

       Costs of Start-Up Activities

       In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities." SOP No. 98-5, which will be adopted effective January 1, 1999, requires that costs of start-up activities including pre-operating, pre-opening and other organizational costs be expensed as incurred. In addition, at the time of adoption the unamortized balance of any previously deferred start-up costs must be expensed. The adoption of SOP 98-5 will have no material effect on our results of operations or financial condition in 1999 because we have not historically capitalized start-up activities.

       Derivatives and Hedging Activities

       In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of the derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. We must adopt SFAS No. 133 no later than January 1, 2000. The adoption of SFAS No. 133 will have no material effect on our results of operations or financial condition because we currently do not enter into the use of derivative instruments and hedging activities.

                     Bell Atlantic - Washington, D.C., Inc.

2.   BELL ATLANTIC - NYNEX MERGER

     On August 14, 1997, Bell Atlantic and NYNEX completed a merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. Under the terms of the amended agreement, NYNEX became a wholly owned subsidiary of Bell Atlantic. The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Under this method of accounting, the companies are treated as if they had always been combined for accounting and financial reporting purposes.

     As a result of conforming the accounting methodologies of Bell Atlantic and NYNEX, we recorded an after-tax charge of $1,045,000 to Accumulated Deficit as if the merger had occurred as of the beginning of the earliest period presented.

Merger-Related Costs

     In the third quarter of 1997, we recorded merger-related pre-tax costs of approximately $1,000,000 for direct incremental costs and $3,400,000 for employee severance costs. These costs include approximately $3,200,000 representing our allocated share of merger-related costs from Bell Atlantic Network Services, Inc. (NSI), an affiliate which provides centralized services on a contract basis. Costs allocated from NSI are included in Other Operating Expenses.

     Direct incremental costs consist of expenses associated with compensation arrangements related to completing the merger transaction. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation by the end of 1999 of management employees who are entitled to benefits under pre-existing Bell Atlantic separation pay plans. During 1997 and 1998, 4 and 26 management employees were separated with severance benefits. Accrued postemployment benefit liabilities are included in our balance sheets as a component of Employee Benefit Obligations.

Other Initiatives

     During 1997, we recorded other charges and special items totaling approximately $17,900,000 in connection with consolidating operations and combining organizations and for special items arising during the year. These charges were comprised of the following significant items.

Write-down of Assets
     In the third quarter of 1997, we recorded pre-tax charges of approximately $10,500,000 for the write-down of obsolete fixed assets. As part of the merger integration planning, a review was conducted of the carrying values of long-lived assets. This review included estimating remaining useful lives and cash flows and identifying assets to be abandoned. As a result of these reviews, we recorded a charge of approximately $10,500,000 for the write-off of assets. These assets primarily included computers and other equipment used to transport data for internal purposes. None of these assets are being held for disposal.

Regulatory Contingencies and Other Special Items
     In 1997, we also recorded reductions to operating revenues and charges to operating expenses totaling approximately $7,400,000 (pre-tax), which consisted of the following:

     . Revenue reductions consisted of approximately $4,200,000 for federal regulatory matters. These matters relate to specific issues that are currently under investigation by federal regulatory commissions. We believe that it is probable that the ultimate resolution of these pending matters will result in refunds to our customers.

     . Charges to operating expenses totaled approximately $3,200,000 for other post-merger initiatives.

                     Bell Atlantic - Washington, D.C., Inc.


     The following table provides a reconciliation of the liabilities associated with merger-related costs and other charges and special items at December 31, 1998 and 1997.

                                                  Charged to                               1997                               1998
                                      Beginning   Expense or                              End of                             End of
(Dollars in Thousands)                  of Year      Revenue   Deductions   Adjustments    Year     Deductions  Adjustments   Year
-----------------------------------------------------------------------------------------------------------------------------------

Merger-Related
    Direct incremental costs .......     $  ---     $   159     $   (159)a  $    ---      $ ---     $  ---     $   ---       $  ---

    Severance obligation ...........      5,644       1,052         (658)a    (2,599)      3,439       (994)a      623        3,068

Other Initiatives
    Write-down of fixed assets .....        ---      10,433      (10,433)b       ---         ---        ---        ---          ---
    Regulatory contingencies
        and other special items ....        ---       7,489       (4,042)b       ---       3,447       (943)c      ---        2,504
                                    -----------------------------------------------------------------------------------------------
                                         $5,644     $19,133     $(15,292)   $ (2,599)     $6,886    $(1,937)   $   623       $5,572
                                    ===============================================================================================

 .    Adjustments refer to deductions to the liability that reduced expense, or additions to the liability that increased expense resulting from changes in circumstances or experience in implementing the planned activities.

 .    Deductions refer to the utilization of the liability through payments, asset write-offs, or refunds to customers.
           a - primarily comprised of cash payments b - primarily comprised of asset write-offs c - primarily comprised of refunds to customers


3.   PROPOSED BELL ATLANTIC - GTE MERGER

     Bell Atlantic and GTE Corporation (GTE) have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

     It is expected that the merger will qualify as a pooling of interests. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE.


4.   TRANSFER OF DIRECTORY PUBLISHING ACTIVITIES

     On January 1, 1997, we transferred, at net book value without gain or loss, certain assets and liabilities associated with our directory publishing activities to a newly formed, wholly owned subsidiary. The stock of the subsidiary was immediately distributed to Bell Atlantic. The transfer of such assets and liabilities was completed as part of our and Bell Atlantic's response to the requirements of the Telecommunications Act of 1996, which prohibits us from engaging in electronic publishing or joint sales and marketing of electronic products.

     We transferred net assets which totaled approximately $2,300,000, and consisted of deferred directory production costs (included in prepaid expenses), fixed assets, and related deferred tax liabilities.

     Revenues related to the directory publishing activities we transferred were approximately $33,500,000 for the year ended December 31, 1996. Direct expenses related to the directory publishing activities we transferred were approximately $15,500,000 for the same period. We do not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

                     Bell Atlantic - Washington, D.C., Inc.

5.   PLANT, PROPERTY AND EQUIPMENT

     The following table displays the details of plant, property and equipment, which is stated at cost:

                                                            December 31
                                                      -----------------------
                                                         1998          1997
                                                      ---------     ---------
                                                      (Dollars in Thousands)

     Land ..........................................  $  12,942     $  12,101
     Buildings .....................................    216,107       203,449
     Central office equipment ......................    757,243       680,071
     Outside communications plant ..................    317,784       308,331
     Furniture, vehicles and other work equipment...    452,690       420,603
     Other .........................................      7,741        13,705
     Construction-in-progress ......................     18,865        13,863
                                                      ---------     ---------
                                                      1,783,372     1,652,123
     Accumulated depreciation ......................   (943,000)     (849,599)
                                                      ---------     ---------
     Total .........................................  $ 840,372     $ 802,524
                                                      =========     =========


6.   LEASES

     We lease certain facilities and equipment for use in our operations under both capital and operating leases. We did not incur any initial capital lease obligations in 1998, compared to $827,000 in 1997 and $183,000 in 1996.

     Capital lease amounts included in plant, property and equipment are as follows:

                                                        December 31
                                                 --------------------------
                                                  1998                1997
                                                 ------              ------
                                                   (Dollars in Thousands)

     Capital Leases .........................    $3,628              $4,470
     Accumulated amortization................      (695)               (589)
                                                 ------              ------
     Total...................................    $2,933              $3,881
                                                 ======              ======

     Total rent expense amounted to $8,380,000 in 1998, $9,740,000 in 1997 and $9,256,000 in 1996. Of these amounts, $7,101,000 in 1998, $7,995,000 in 1997 and
$7,566,000 in 1996 were lease payments to affiliated companies.

     This table displays the aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31:

     Years                                 Capital Leases     Operating Leases
     -----                                 --------------     ----------------
                                                (Dollars in Thousands)
     1999 ................................  $    273               $  373
     2000 ................................     4,046                  365
     2001 ................................       ---                  334
     2002 ................................       ---                    8
     2003 ................................       ---                  ---
     Thereafter ..........................       ---                  ---
                                              ------               ------
     Total minimum rental commitments ....     4,319               $1,080
                                                                   ======

     Less interest and executory costs ...       395
                                              ------
     Present value of minimum
          lease payments .................     3,924
     Less current installments ...........       ---
                                              ------
     Long-term obligation at
          December 31, 1998 ..............    $3,924
                                              ======

                     Bell Atlantic - Washington, D.C., Inc.

7.   DEBT

     Debt Maturing Within One Year

     Debt maturing within one year consists of the following at December 31:

                                                          1998        1997
                                                        -------     -------
                                                       (Dollars in Thousands)
     Note payable to affiliate (BANFC) ................  $99,458    $  9,526
     Long-term debt maturing within one year ..........       14      20,512
                                                         -------     -------
     Total debt maturing within one year ..............  $99,472     $30,038
                                                         =======     =======

     Weighted average interest rate for note payable
          outstanding at year-end .....................     5.0%        5.8%
                                                         =======     =======

     We have a contractual agreement with an affiliated company, Bell Atlantic Network Funding Corporation (BANFC), for the provision of short-term financing and cash management services. BANFC issues commercial paper and obtains bank loans to fund the working capital requirements of Bell Atlantic's network services subsidiaries, including us, and invests funds in temporary investments on their behalf. At December 31, 1998, we had $25,542,000 of an unused line of credit with BANFC. On February 1, 1999, this line of credit was increased by $125,000,000 to a total of $250,000,000.

     Long-Term Debt

     Long-term debt consists principally of debentures that we issued. Interest rates and maturities of the amounts outstanding are as follows at December 31:

       Description                                                Interest Rate     Maturity         1998                1997
       -----------------------------------------------------------------------------------------------------          -----------
                                                                                                          (Dollars in Thousands)
       Thirty-seven year debenture............................        4 3/8%          1998      $        ---          $  20,000
       Forty year debenture...................................        5 5/8           2006            25,000             25,000
       Forty year debenture...................................        7               2009            50,000             50,000
       Forty year debenture...................................        7 3/4           2013               ---             60,000
       Thirty year debenture..................................        7 3/4           2023            90,000             90,000
                                                                                                    --------           --------
                                                                                                     165,000            245,000
       Other long-term debt...................................     12.2 - 12.4        1999                14                 71
       Unamortized discount and premium, net .............................................              (724)            (1,133)
       Capital lease obligations - average rate 8.0% and 8.0% ............................             3,924              4,343
                                                                                                    --------           --------
       Total long-term debt, including current maturities ................................           168,214            248,281
       Less maturing within one year .....................................................                14             20,512
                                                                                                    --------           --------
       Total long-term debt ..............................................................          $168,200           $227,769
                                                                                                    ========           ========

     Our long-term debt outstanding at December 31, 1998 includes $75,000,000 that is callable. The call prices range from 100.90% to 100.52% of face value, depending upon the remaining term to maturity of the issue.

     In 1998, we recorded an extraordinary charge associated with the early extinguishment of $60,000,000 of 7.75% debentures due in 2013. This charge reduced net income by $983,000 (net of an income tax benefit of $692,000).

                     Bell Atlantic - Washington, D.C., Inc.


8.   FINANCIAL INSTRUMENTS

     Concentrations of Credit Risk

     Financial instruments that subject us to concentrations of credit risk consist primarily of short-term investments and trade receivables. Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers. We generated revenues from services provided to AT&T (primarily network access and billing and collection) of $30,698,000 in 1998, $35,381,000 in 1997 and $37,002,000 in
1996.

     Fair Value of Financial Instruments

     The table below provides additional information about our material financial instruments at December 31:

     Financial Instrument                     Valuation Method
     --------------------------------------------------------------------------
     Note payable to affiliate (BANFC)        Carrying amounts
     and short-term investments

     Debt (excluding capital leases)          Market quotes for similar terms
                                              and maturities or future cash
                                              flows discounted at current rates

                                      1998                       1997
                            ------------------------   -----------------------
                             Carrying        Fair       Carrying       Fair
                              Amount         Value       Amount        Value
                            ------------------------   -----------------------
                                           (Dollars in Thousands)
     Debt ...............    $263,748       $273,064     $253,464     $257,441


9.   COMPREHENSIVE INCOME

     Effective January 1, 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income." The new rules establish standards for the reporting of comprehensive income and its components in financial statements. Comprehensive income consists of net income and other gains and losses affective shareowner's investment that, under generally accepted accounting principles, are excluded from net income. The adoption of SFAS No. 130 did not affect our statement of income, but did affect the presentation of our balance sheet. We also have included a statement of shareowner's investment as part of our basic financial statements.

     The change in other comprehensive loss, net of an income tax benefit, is as follows:


                                                                                     Years ended December 31
                                                                         1998                1997                  1996
                                                                      ----------          -----------           ----------
                                                                                    (Dollars in Thousands)
     Other comprehensive loss:
          Minimum pension liability adjustment (net of
            income tax benefit of $32)............................    $       (46)       $        ---         $        ---
                                                                      -----------        ------------         ------------
                                                                      $       (46)       $        ---         $        ---
                                                                      ===========        ============         ============

     Accumulated other comprehensive loss is comprised of the following:

                                                                               December 31
                                                                         1998               1997
                                                                      -----------        ------------
        Accumulated other comprehensive loss:
              Minimum pension liability adjustment ...............    $       (46)       $        ---
                                                                      -----------        ------------
                                                                      $       (46)       $        ---
                                                                      ===========        ============

                     Bell Atlantic - Washington, D.C., Inc.

10.  STOCK INCENTIVE PLANS

     We participate in stock-based compensation plans sponsored by Bell Atlantic. Bell Atlantic applies APB Opinion No. 25 and related interpretations in accounting for the plans and has adopted the disclosure-only provisions of SFAS No. 123. If Bell Atlantic had elected to recognize compensation expense based on the fair value at the grant dates for 1996 and subsequent awards consistent with the provisions of SFAS No. 123, our net income would have been changed to the pro forma amounts indicated below:

                                              1998        1997        1996
                                           ----------  ----------  ----------
                                                (Dollars in Thousands)
     Net income   - As reported .........    $97,781     $45,305     $49,078
                  - Pro forma ...........     96,649      44,467      48,172


     These results may not be representative of the effects on pro forma net income for future years.

     The pro forma net income amounts were determined using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                            1998         1997         1996
                                         ----------   ----------   ----------

     Dividend yield .....................     4.59%        4.86%        4.90%
     Expected volatility ................    18.63%       14.87%       14.70%
     Risk-free interest rate ............     5.55%        6.35%        5.40%
     Expected lives (in years) ..........        5            5          4.5

     The weighted average value of options granted was $6.47 per option during 1998, $4.30 per option during 1997 and $3.62 per option during 1996.


11.  EMPLOYEE BENEFITS

     We participate in the Bell Atlantic benefit plans. Bell Atlantic maintains noncontributory defined benefit pension plans for substantially all management and associate employees, as well as postretirement healthcare and life insurance plans for our retirees and their dependents. Bell Atlantic also sponsors savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and to encourage employees to acquire and maintain an equity interest in Bell Atlantic.

     In 1997, following the completion of the merger with NYNEX, the assets of the Bell Atlantic and NYNEX pension and savings plans were commingled in a master trust, and effective January 1, 1998, Bell Atlantic established common pension and savings plan benefit provisions for all management employees.

       The Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," (SFAS No. 132) in February 1998. This new standard does not change the measurement or recognition of costs for pensions or other postretirement plans. It standardizes disclosures and eliminates those that are no longer useful. The structure of Bell Atlantic's benefit plans does not provide for the separate determination of certain disclosures required by SFAS No. 132 for our company. The required information is provided on a consolidated basis in Bell Atlantic's Annual Report on Form 10-K for the year ended December 31, 1998. What follows are our benefit costs and obligations for 1998, 1997 and 1996. The disclosures in 1997 and 1996 reflect the historic benefit plans and actuarial assumptions in effect during those years, as shown in the tables below.

                     Bell Atlantic - Washington, D.C., Inc.

Pension and Other Postretirement Benefits

     Substantive commitments for future plan amendments are reflected in the pension costs and benefit obligations. Pension and other postretirement benefits for our associate employees are subject to collective bargaining agreements. Modifications in associate benefits have been bargained from time to time, and Bell Atlantic may also periodically amend the benefits in the management plans. The following table provides our benefit costs for 1998, 1997 and 1996.

                                                                                                          Years ended December 31,
                                                                                                            (Dollars in Thousands)
                                                                   Pension                                    Healthcare and Life
                                                    --------------------------------------- ---------------------------------------
                                                           1998         1997          1996         1998          1997         1996
-----------------------------------------------------------------------------------------------------------------------------------
Net periodic (income) benefit cost                     $(7,887)     $(4,015)        $1,539       $(921)        $1,415       $5,163
-----------------------------------------------------------------------------------------------------------------------------------

Amounts recognized on the balance sheets consist of:

                                                                                                                  At December 31,
                                                                                                           (Dollars in Thousands)
                                                                        Pension                              Healthcare and Life
                                                   --------------------------------------- ----------------------------------------
                                                                 1998                1997                1998                 1997
-----------------------------------------------------------------------------------------------------------------------------------
   Employee benefit obligations                             $(21,221)           $(29,340)           $(91,394)            $(98,523)
   Other assets                                                    84                 329                 ---                  ---
   Accumulated other comprehensive loss                            78                 ---                 ---                  ---
-----------------------------------------------------------------------------------------------------------------------------------

     The changes in benefit obligations from year to year were caused by a number of factors, including changes in actuarial assumptions (see Assumptions) and plan amendments.

Assumptions

     The actuarial assumptions used are based on financial market interest rates, past experience, and management's best estimate of future benefit changes and economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:

                                                                         Pension                     Healthcare and Life
                                                           ---------------------------------- -------------------------------------
                                                                1998          1997      1996      1998          1997          1996
-----------------------------------------------------------------------------------------------------------------------------------
  Discount rate at end of year                                 7.00%         7.25%     7.75%     7.00%         7.25%         7.75%
  Long-term rate of return on plan assets for the year          8.90          8.90      8.25      8.90          8.90          8.25
  Rate of future increases in compensation at end of year       4.00          4.00      4.75      4.00          4.00          4.75
  Medical cost trend rate at end of year                                                          6.00          6.50          7.00
     Ultimate (year 2001 for 1998 and 1997,
     year 2008 for 1996)                                                                          5.00          5.00          5.00
  Dental cost trend rate at end of year                                                           3.50          3.50          4.00
     Ultimate (year 2002)                                                                         3.00          3.00           ---
-----------------------------------------------------------------------------------------------------------------------------------

Savings Plans and Employee Stock Ownership Plans

     Substantially all of our employees are eligible to participate in savings plans maintained by Bell Atlantic. Under these plans, a certain percentage of eligible employee contributions are matched with shares of Bell Atlantic common stock. We match employee contributions through two leveraged employee stock ownership plans (ESOPs) maintained by Bell Atlantic. Bell Atlantic recognizes leveraged ESOP cost based on the modified shares allocated method for these leveraged ESOPs that held securities before December 15, 1989. We recognize our proportionate share of total ESOP cost based on our matching obligation attributable to our participating employees. We recorded total ESOP cost of $964,000 in 1998, $1,615,000 in 1997 and $1,804,000 in 1996.

                     Bell Atlantic - Washington, D.C., Inc.

12.  INCOME TAXES

     The components of income tax expense are presented in the following table:

                                          Years Ended December 31
                                  ----------------------------------------
                                   1998            1997              1996
                                  -------         -------          -------
                                           (Dollars in Thousands)

     Current:
          Federal .............   $37,941         $23,525          $14,552
          State and local .....    11,547           7,406            4,079
                                  -------         -------          -------
                                   49,488          30,931           18,631
                                  -------         -------          -------
     Deferred:
          Federal .............    15,089             (24)          10,701
          State and local .....     4,768             (92)           3,592
                                  -------         -------          -------
                                   19,857            (116)          14,293
                                  -------         -------          -------
                                   69,345          30,815           32,924
     Investment tax credits....      (290)           (543)            (726)
                                  -------         -------          -------
     Total income tax expense..   $69,055         $30,272          $32,198
                                  =======         =======          =======

     The following table shows the principle reasons for the difference between the effective income tax rate and the statutory income tax rate.

                                                        Years Ended December 31
                                                        -----------------------
                                                        1998     1997     1996
                                                        ----     ----     ----

     Statutory federal income tax rate ..............   35.0%    35.0%    35.0%
     Investment tax credits .........................    (.1)     (.5)     (.6)
     State income taxes, net of federal tax
       benefits .....................................    6.3      6.3      6.2
     Other, net .....................................    (.1)     (.7)     (.8)
                                                        ----     ----     ----
     Effective income tax rate ......................   41.1%    40.1%    39.8%
                                                        ====     ====     ====

     Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax liabilities (assets) are shown in the following table:

                                                            December 31
                                                 -----------------------------
                                                    1998                1997
                                                 ---------           ---------
                                                     (Dollars in Thousands)
     Deferred tax liabilities:
          Depreciation ......................     $130,600            $120,100
          Other .............................        3,500               2,500
                                                 ---------           ---------
                                                   134,100             122,600
                                                 ---------           ---------
     Deferred tax assets:
          Employee benefits .................      (73,600)            (83,000)
       Investment tax credits ...............       (1,400)             (1,400)
          Advance payments ..................       (1,400)               (700)
          Other .............................      (11,300)            (11,800)
                                                 ---------           ---------
                                                   (87,700)            (96,900)
                                                 ---------           ---------
     Net deferred tax liability .............    $  46,400           $  25,700
                                                 =========           =========

     Deferred tax assets include approximately $61,000,000 at December 31, 1998 and $64,000,000 at December 31, 1997 related to postretirement benefit costs recognized under SFAS No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

                     Bell Atlantic - Washington, D.C., Inc.

13.  ADDITIONAL FINANCIAL INFORMATION

     The tables below provide additional financial information related to our financial statements:

                                                         December 31
                                                    ----------------------
                                                      1998          1997
                                                    --------      --------
                                                    (Dollars in Thousands)

       BALANCE SHEETS:
       Accounts payable and accrued liabilities:
            Accounts payable - affiliates .......   $104,529      $113,365
            Accounts payable - other ............     51,038        75,934
            Accrued taxes .......................     10,951         5,709
            Accrued vacation pay ................      6,531         7,028
            Accrued expenses ....................      6,338         7,727
            Interest payable - other ............      5,149         6,324
            Interest payable - affiliate ........        447            39
                                                    --------      --------
                                                    $184,983      $216,126
                                                    ========      ========

                                                      Years Ended December 31
                                                     --------------------------
                                                      1998      1997      1996
                                                     ------    ------    ------
                                                       (Dollars in Thousands)
       STATEMENTS OF CASH FLOWS:
       Cash paid during the year for:
            Income taxes, net of amounts refunded .. $43,634 $26,131 $21,720 Interest, net of amounts capitalized ... 17,703 18,626 18,821

       STATEMENTS OF INCOME:
       Interest expense incurred,
            net of amounts capitalized .............   17,116   18,932   18,825
       Capitalized interest ........................    1,041      909    1,318
       Advertising expense .........................    3,860    4,815    6,448

     Interest paid during the year includes $2,270,000 in 1998, $1,739,000 in 1997 and $2,296,000 in 1996 related to short-term financing services provided by Bell Atlantic Network Funding Corporation (see Note 7).

     Advertising expense includes $3,744,000 in 1998, $4,815,000 in 1997 and $4,662,000 in 1996, which was allocated to us by Bell Atlantic Network Services, Inc. (NSI).

     At December 31, 1998 and 1997, $7,848,000 and $4,056,000 of bank overdrafts were classified as accounts payable.


14.  TRANSACTIONS WITH AFFILIATES

     Our financial statements include transactions with Bell Atlantic Network Services Inc., Bell Atlantic Network Funding Corporation (BANFC), Bell Atlantic, and various other affiliates.

     We have contractual arrangements with NSI for the provision of various centralized services. These services are divided into two broad categories. The first category is comprised of network-related services which generally benefit only Bell Atlantic's operating telephone subsidiaries, including us. These services include administration, marketing, product advertising, sales, information systems, network technology planning, labor relations, and staff support for various network operations. The second category is comprised of overhead and support services which generally benefit all subsidiaries of Bell Atlantic. Such services include corporate governance and staff support in finance, external affairs, legal and corporate secretary, media relations, employee communications, corporate advertising, human resources, and treasury. We receive technical and support services from Bell Communications Research, Inc. (Bellcore), a company previously owned jointly by the regional holding companies. In 1997, Bell Atlantic and the other Bellcore owners sold their jointly owned

                     Bell Atlantic - Washington, D.C., Inc.

investment in Bellcore. We continue to contract with Bellcore for technical and support services. The costs of these services are billed to us through NSI and are included with network related services in 1998 in the table below.

     We recognize interest expense and income in connection with contractual arrangements with BANFC to provide short-term financing, investing and cash management services to us (see Note 7).

     Operating revenues include obligations from or to affiliates in connection with an interstate revenue sharing arrangement with Bell Atlantic's operating telephone subsidiaries. Other operating revenues and expenses include miscellaneous items of income and expense resulting from transactions with other affiliates, primarily rental of facilities and equipment. We also paid cash dividends to our parent, Bell Atlantic.

     Transactions with affiliates are summarized as follows:

                                                     Years Ended December 31
                                                --------------------------------
                                                  1998       1997        1996
                                                ---------  ---------  ----------
                                                     (Dollars in Thousands)
     Operating revenues:
          Interstate revenue sharing from
            affiliates ........................ $   2,550  $   2,550  $    2,550
          Other revenue from affiliates .......   134,290    113,672      84,914
                                                ---------  ---------  ----------
                                                  136,840    116,222      87,464
                                                ---------  ---------  ----------
     Operating expenses:
          NSI - network .......................    72,644     85,843      94,667
          NSI - other .........................    53,188     43,882      44,268
          Bellcore.............................       ---      5,612       4,984
          Other ...............................    21,213     18,958      20,596
                                                ---------  ---------  ----------
                                                  147,045    154,295     164,515
                                                ---------  ---------  ----------

     Interest income from BANFC ...............         4          3         ---

     Interest expense to BANFC ................     2,667      1,664       2,032

     Dividends paid to Bell Atlantic ..........    26,000        ---         ---

     Outstanding balances with affiliates are reported on the balance sheets at December 31, 1998 and 1997 as Accounts Receivable - Affiliates, Note Payable to Affiliate, and Accounts Payable and Accrued Liabilities - Affiliates.

     On February 1, 1999, we declared and paid a dividend in the amount of $19,600,000 to Bell Atlantic.


15.  LITIGATION AND OTHER CONTINGENCIES

     Various legal actions and regulatory proceedings are pending to which we are a party. We have established reserves for specific liabilities in connection with regulatory and legal matters which we currently deem to be probable and estimable. We do not expect that the ultimate resolution of regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

                     Bell Atlantic - Washington, D.C., Inc.

16.  SEGMENT INFORMATION

     We have adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way companies must determine and report information about operating segments in their annual and interim reports.

     We have one reportable segment, which provides domestic wireline telecommunications services. Specifically, we provide local telephone services including voice and data transport, enhanced and custom calling features, network access, directory assistance, private lines and public telephones. In addition, we provide customer premises equipment distribution and billing and collection services. We have four strategic business units (consumer, enterprise, general and network services) supporting our operations that have been aggregated into one reportable segment.


17.  QUARTERLY FINANCIAL INFORMATION (unaudited)

                                                     Income Before
                              Operating  Operating   Extraordinary   Net
Quarter Ended                 Revenues     Income        Item       Income
-------------                 ---------  ---------   -------------  ------
                                         (Dollars in Thousands)

1998:
     March 31 ..............  $155,755   $  39,367    $  20,799    $  20,799
     June 30 ...............   165,695      49,332       34,647       34,647
     September 30 ..........   155,400      36,210       18,940       17,957
     December 31 ...........   166,688      44,328       24,378       24,378
                              --------   ---------    ---------    ---------
     Total .................  $643,538   $ 169,237    $  98,764    $  97,781
                              ========   =========    =========    =========

1997:
     March 31 ..............  $149,662   $  25,234    $  11,965    $  11,965
     June 30 ...............   159,397      31,461       16,584       16,584
     September 30* .........   150,316       5,883          850          850
     December 31 ...........   151,847      31,369       15,906       15,906
                              --------   ---------    ---------    ---------
     Total .................  $611,222   $  93,947    $  45,305    $  45,305
                              ========   =========    =========    =========

* Results of operations for the third quarter of 1997 include costs incurred in connection with consolidating operations and combining the organizations of Bell Atlantic and NYNEX and for other special items arising during the quarter, as well as charges associated with the completion of the merger (see Note 2).

                     Bell Atlantic - Washington, D.C., Inc.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1998, 1997 and 1996
                             (Dollars in Thousands)

                                            Additions
                                         ------------------
                                                   Charged
                             Balance at  Charged   to Other             Balance
                             Beginning     to      Accounts Deductions  at End
Description                  of Period   Expenses  Note(a)   Note(b)   of Period
-----------                  ---------   --------  --------  -------   ---------


Allowance for Uncollectible
  Accounts Receivable:

  Year 1998..............     $  7,721    $4,126    $7,712    $11,871  $  7,688

  Year 1997..............     $ 11,495    $3,844    $5,359    $12,977  $  7,721

  Year 1996 .............     $  9,193    $5,797    $9,839    $13,334   $11,495




-----------------------
(a) (1) Allowance for Uncollectible Accounts Receivable includes amounts previously written off which were credited directly to this account when recovered, and (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which we billed.

(b)  Amounts written off as uncollectible.

                                    EXHIBITS





                       FILED WITH ANNUAL REPORT FORM 10-K

                    UNDER THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998



                     Bell Atlantic - Washington, D.C., Inc.



                          COMMISSION FILE NUMBER 1-7368

Form 10-K for 1998
File No. 1-7368
Page 1 of 1

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

27     Financial Data Schedule.