Form 10-Q
period 1999-03-31
BELL ATLANTIC WASHINGTON DC INC
filed 1999-05-12
CIK 19719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             _____________________

                                   FORM 10-Q
                             _____________________


      (Mark one)
         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

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

                    Bell Atlantic - Washington, D.C., Inc.


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                             (Dollars in Thousands)


                                                                       Three Months Ended
                                                                            March 31,
                                                           -----------------------------------------
                                                                    1999                   1998
----------------------------------------------------------------------------------------------------
OPERATING REVENUES
  (including $35,300 and $33,738 from affiliates)                $162,443               $155,755
                                                           -----------------------------------------

OPERATING EXPENSES
Employee costs, including benefits and taxes                       20,160                 20,722
Depreciation and amortization                                      44,467                 37,516
Other (including $33,100 and $37,256 to affiliates)                54,045                 58,150
                                                           -----------------------------------------
                                                                  118,672                116,388
                                                           -----------------------------------------

OPERATING INCOME                                                   43,771                 39,367

OTHER INCOME, NET                                                     523                    324

INTEREST EXPENSE
  (including $1,429 and $429 to affiliate)                          4,241                  4,479
                                                           -----------------------------------------


INCOME BEFORE PROVISION FOR INCOME TAXES                           40,053                 35,212

PROVISION FOR INCOME TAXES                                         16,550                 14,413
                                                           -----------------------------------------


NET INCOME                                                        $23,503               $ 20,799
                                                           =========================================


                  See Notes to Condensed Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.


                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                                     ASSETS
                                     ------


                                                                  March 31,          December 31,
                                                                    1999                  1998
-----------------------------------------------------------------------------------------------------


CURRENT ASSETS
Short-term investments                                           $    4,460            $    6,690
Accounts receivable:
 Trade and other, net of allowances for
       uncollectibles of $6,528 and $7,688                          134,261               157,946
 Affiliates                                                          19,994                20,979
Material and supplies                                                   661                 1,131
Prepaid expenses                                                      5,177                 3,045
Deferred income taxes                                                 3,729                 3,484
Other                                                                    10                   ---
                                                         --------------------------------------------
                                                                    168,292               193,275
                                                         --------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                     1,841,930             1,783,372
Less accumulated depreciation                                       987,874               943,000
                                                         --------------------------------------------
                                                                    854,056               840,372

OTHER ASSETS                                                         13,241                 6,511
                                                         --------------------------------------------

TOTAL ASSETS                                                     $1,035,589            $1,040,158
                                                         ============================================

                  See Notes to Condensed Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.


                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


                                                                            March 31,           December 31,
                                                                              1999                  1998
---------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
      Note payable to affiliate                                            $  103,491            $   99,458
      Other                                                                         9                    14
Accounts payable and accrued liabilities:
    Affiliates                                                                 91,293               104,976
    Other                                                                      87,461                80,007
Advance billings and customer deposits                                         13,711                14,551
                                                                -----------------------------------------------
                                                                              295,965               299,006
                                                                -----------------------------------------------

LONG-TERM DEBT                                                                164,302               168,200
                                                                -----------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                  113,743               118,139
                                                                -----------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                          53,875                49,813
Unamortized investment tax credits                                              3,277                 3,336
Other                                                                          13,601                14,741
                                                                -----------------------------------------------
                                                                               70,753                67,890
                                                                -----------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at stated value                    191,968               191,968
Capital surplus                                                                28,549                28,549
Reinvested earnings                                                           170,355               166,452
Accumulated other comprehensive loss                                              (46)                  (46)
                                                                -----------------------------------------------
                                                                              390,826               386,923
                                                                -----------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                              $1,035,589            $1,040,158
                                                                ===============================================

                  See Notes to Condensed Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                        -------------------------------------------
                                                                                  1999                  1998
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     $ 77,398              $ 36,590
                                                                        -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                             2,230                  (841)
Additions to plant, property and equipment                                     (61,148)              (38,483)
Other, net                                                                       2,042                 3,115
                                                                        -------------------------------------------
Net cash used in investing activities                                          (56,876)              (36,209)
                                                                        -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayment of borrowings and capital lease obligations                     (5)              (20,136)
Net change in note payable to affiliate                                          4,033                19,347
Dividend paid                                                                  (19,600)                  ---
Net change in outstanding checks drawn
 on controlled disbursement accounts                                            (4,950)                  408
                                                                        -------------------------------------------
Net cash used in financing activities                                          (20,522)                 (381)
                                                                        -------------------------------------------
NET CHANGE IN CASH                                                                 ---                   ---

CASH, BEGINNING OF PERIOD                                                          ---                   ---
                                                                        -------------------------------------------

CASH, END OF PERIOD                                                           $    ---              $    ---
                                                                        ===========================================

                  See Notes to Condensed Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.


                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation

   Bell Atlantic - Washington, D.C., Inc. is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 1998 Annual Report on Form 10-K.

   We have reclassified certain amounts from prior year's data to conform to the 1999 presentation.

2. Dividend

   On May 3, 1999, we declared and paid a dividend in the amount of $9,700,000 to Bell Atlantic.

3. New Accounting Standards

Costs of Computer Software

   Effective January 1, 1999, we adopted Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under SOP No. 98-1, we capitalize the cost of internal-use software which has a useful life in excess of one year. Such costs sometimes include payroll-related costs for internally developed software. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it currently does not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we now capitalize interest associated with the development of internal-use software.

Costs of Start-Up Activities

   Effective January 1, 1999, we adopted SOP No. 98-5, "Reporting on the Costs of Start-up Activities." Under this accounting standard, we expense costs of start-up activities as incurred, including pre-operating, pre-opening and other organizational costs.

Derivatives and Hedging Activities

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. We must adopt SFAS No. 133 no later than January 1, 2000. The adoption of SFAS No. 133 will have no material effect on our results of operations or financial condition because we currently do not enter into the use of derivative instruments or participate in hedging activities.

                    Bell Atlantic - Washington, D.C., Inc.


4. Shareowner's Investment

                                                                                 Accumulated
                                                                                    Other
                                         Common      Capital      Reinvested    Comprehensive
(Dollars in Thousands)                   Stock       Surplus       Earnings         Loss
---------------------------------------------------------------------------------------------

Balance at December 31, 1998            $191,968     $28,549        $166,452         $(46)
Net income                                                            23,503
Dividend paid to Bell Atlantic                                       (19,600)
                                      -------------------------------------------------------
Balance at March 31, 1999               $191,968     $28,549        $170,355         $(46)
                                      =======================================================

   Net income and comprehensive income were the same for the three months ended March 31, 1999 and 1998.

5. Litigation and Other Contingencies

   Various legal actions and regulatory proceedings are pending to which we are a party. We have established reserves for specific liabilities in connection with regulatory and legal matters that we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

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

   It is expected that the merger will qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax-free, and the approval of the shareholders of both Bell Atlantic and GTE. Special meetings to vote on the merger will be held on May 18, 1999 for GTE shareholders and on May 19, 1999 for Bell Atlantic shareholders.

   Bell Atlantic and GTE are working diligently to complete the merger by the end of 1999. However, the companies must obtain the approval of a variety of state and federal regulatory agencies and, accordingly, the merger may close in the first half of 2000.

                    Bell Atlantic - Washington, D.C., Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

   This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

   We reported net income of $23,503,000 for the three month period ended March 31, 1999, compared to net income of $20,799,000 for the same period in 1998.

   Our results for 1999 and 1998 were affected by special items. The special items in both periods include our allocated share of charges from Bell Atlantic Network Services, Inc. (NSI).

   The following table shows how special items are reflected in our condensed statements of income for each period:

                                                           (Dollars in Thousands)
Three Months Ended March 31                               1999               1998
------------------------------------------------------------------------------------
Other Operating Expenses
 Merger transition costs                                  $ ---             $  28
 Allocated merger transition costs                          310                52
                                                       -----------------------------
                                                          $ 310             $  80
                                                       =============================

Merger-related Costs

   In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax transition and integration costs of $310,000 in the first quarter of 1999 and $80,000 in the first quarter of 1998.

   Transition and integration costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs and advertising and branding costs. Transition and integration costs are expensed as incurred.



OPERATING REVENUE STATISTICS
----------------------------

                                                       1999              1998            % Change
------------------------------------------------------------------------------------------------------
At March 31
-----------
Access Lines in Service (in thousands)
  Residence                                             304               298               2.0%
  Business                                              631               618               2.1
  Public                                                 10                10               ---
                                                -------------------------------
                                                        945               926               2.1
                                                ===============================
Three Months Ended March 31
---------------------------
Access Minutes of Use (in millions)                     745               721               3.3
                                                ===============================

                    Bell Atlantic - Washington, D.C., Inc.


OPERATING REVENUES
------------------
(Dollars in Thousands)

Three Months Ended March 31                                1999              1998
---------------------------------------------------------------------------------------
Local services                                         $ 70,290          $ 71,969
Network access services                                  39,913            35,716
Long distance services                                    1,121             1,007
Ancillary services                                       51,119            47,063
                                                   ------------------------------------
Total                                                  $162,443          $155,755
                                                   ====================================


LOCAL SERVICES REVENUES

   1999 - 1998                      (Decrease)
-------------------------------------------------------------------------------
   First Quarter             $(1,679)        (2.3)%
-------------------------------------------------------------------------------

   Local services revenues are earned from the provision of local exchange, local private line, public telephone (pay phone) and value-added services. Value-added services are a family of services that expand the utilization of the network. These services include products such as Caller ID, Call Waiting and Return Call.

   Our local services revenues declined in the first quarter of 1999 due to price reductions on local exchange and public telephone services. The price reductions on local exchange services were made in response to the District of Columbia Public Service Commission's price cap plan.

   These revenue reductions were partially offset by growth in local services revenues in 1999 due to higher usage of our network facilities. This growth was generated by an increase in access lines in service of 2.1% from March 31, 1998. Access line growth primarily reflects higher demand for Centrex services and an increase in additional residential lines. Local services revenue growth in the first quarter of 1999 also reflects strong customer demand and usage of our data transport and digital services.


NETWORK ACCESS SERVICES REVENUES

   1999 - 1998                       Increase
-------------------------------------------------------------------------------
   First Quarter               $4,197        11.8%
-------------------------------------------------------------------------------


   Network access services revenues are earned from end-user subscribers and long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

   Network access services revenue growth in the first quarter of 1999 was mainly attributable to volume growth. In the first three months of 1999, demand for special access services was higher, reflecting a greater utilization of our network by Internet service providers and other high-capacity users and access minutes of use grew 3.3% from the first quarter of 1998. Higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in the first quarter of 1999.

   Volume-related growth was partially offset by net price reductions mandated by a federal price cap plan. The Federal Communications Commission (FCC) regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year under the rules of the Price Cap Plan.

                    Bell Atlantic - Washington, D.C., Inc.


   In July 1998, we implemented interstate price decreases of approximately $2,200,000 on an annual basis. These rates included amounts necessary to recover our contribution to the FCC's universal service fund. The FCC has created a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low-income customers and rural health care providers. Under the FCC's rules, all providers of interstate telecommunications services must contribute to the fund. Our contributions to the universal service fund are included in Other Operating Expenses. Our rates are subject to change every quarter due to potential increases or decreases in our contribution to the universal service fund. Changes in required contributions to that fund increased rates by approximately $100,000 on an annual basis in October 1998 and decreased rates by approximately $100,000 annually in April 1999. Rates were increased by approximately $1,300,000 on an annual basis in January 1999 to reflect primarily the unification of pre-merger Bell Atlantic and NYNEX access rates. These rates will be in effect through June 1999.



LONG DISTANCE SERVICES REVENUES

   1999 - 1998                       Increase
-------------------------------------------------------------------------------
   First Quarter                 $114        11.3%
-------------------------------------------------------------------------------

   Long distance services revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll).

   The increase in long distance services revenues in the first quarter of 1999 was principally caused by growth in toll message volumes from March 31, 1998.


ANCILLARY SERVICES REVENUES

   1999 - 1998                       Increase
-------------------------------------------------------------------------------
   First Quarter               $4,056        8.6%
-------------------------------------------------------------------------------

   Our ancillary services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, collocation and usage of separately priced (unbundled) components of our network by competitive local exchange carriers, voice messaging, customer premises equipment (CPE) and wiring and maintenance services, and sales of materials and supplies to affiliates. Ancillary services revenues also includes fees paid by customers for nonpublication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

   Ancillary services revenues were higher in the first quarter of 1999 as a result of increased CPE services provided to federal government customers. These revenue increases were partially offset by the recognition in 1998 of revenues associated with a marketing program.

                    Bell Atlantic - Washington, D.C., Inc.


OPERATING EXPENSES
------------------
(Dollars in Thousands)

Three Months Ended March 31                                     1999              1998
--------------------------------------------------------------------------------------------
Employee costs, including benefits and taxes                  $ 20,160          $ 20,722
Depreciation and amortization                                   44,467            37,516
Other operating expenses                                        54,045            58,150
                                                        ------------------------------------
Total                                                         $118,672          $116,388
                                                        ====================================


EMPLOYEE COSTS

   1999 - 1998                      (Decrease)
-------------------------------------------------------------------------------
   First Quarter                $(562)      (2.7)%
-------------------------------------------------------------------------------

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by us. Similar costs incurred by employees of NSI, who provide centralized services on a contract basis, are allocated to us and are included in Other Operating Expenses.

   Employee costs decreased in the first quarter of 1999 primarily as a result of lower work force levels and lower pension and benefit costs. The reduction in pension and benefit costs was due to a number of factors, including lower pension costs as a result of favorable pension plan investment returns and changes in plan provisions and actuarial assumptions. These factors were offset, in part, by higher savings plan contributions and benefit plan improvements provided for under new contracts with associate employees.

   These cost reductions were partially offset by annual salary and wage increases for management and associate employees.


DEPRECIATION AND AMORTIZATION

   1999 - 1998                       Increase
-------------------------------------------------------------------------------
   First Quarter               $6,951        18.5%
-------------------------------------------------------------------------------

   Depreciation and amortization expense increased in the first quarter of 1999 over the same period in 1998 principally as a result of growth in depreciable telephone plant, changes in the mix of plant assets and the effect of higher rates of depreciation and amortization. The adoption of Statement of Position
(SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" also contributed to the increase in depreciation and amortization expense in the first quarter of 1999, but to a lesser extent.
Under this new accounting standard, computer software developed or obtained for internal use is now capitalized and amortized. Previously, we expensed most of these software purchases as incurred. For additional information on SOP No. 98-1, see Note 3 to the condensed financial statements.


OTHER OPERATING EXPENSES

   1999 - 1998                      (Decrease)
-------------------------------------------------------------------------------
   First Quarter              $(4,105)      (7.1)%
-------------------------------------------------------------------------------

   Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

   The decrease in other operating expenses in the first quarter of 1999 was largely attributable to a reduction in centralized services expenses allocated from NSI primarily as a result of lower employee costs incurred by NSI. Other items contributing to the decrease in other operating expenses were a gain on the retirement of a leased asset and the adoption of SOP No. 98-1. Lower purchases of routine maintenance software further contributed to the decline in other operating expenses.

                    Bell Atlantic - Washington, D.C., Inc.


   These decreases were offset, in part, by higher interconnection (reciprocal compensation) payments to competitive local exchange and other carriers to terminate calls on their networks. Competitive local exchange and other carriers have charged us with "reciprocal compensation" payments to terminate calls on their networks, including a large volume of one-way traffic from our customers to internet service providers that are their customers. On February 26, 1999, the FCC confirmed that such traffic is interstate and interexchange in nature and not subject to the reciprocal compensation requirements of the Telecommunications Act of 1996. We are evaluating the implications of the FCC's order. The FCC also has initiated a proceeding to consider adopting rules governing inter-carrier compensation for this traffic in the future.


OTHER INCOME, NET

   1999 - 1998                       Increase
-------------------------------------------------------------------------------
   First Quarter                 $199        61.4%
-------------------------------------------------------------------------------

   The change in other income, net, was attributable to additional interest income in the first quarter of 1999 associated with the sale of property in 1998. This increase was partially offset by the effect of interest income recognized in the first quarter of 1998 associated with the settlement of a payroll tax issue.


INTEREST EXPENSE

   1999 - 1998                      (Decrease)
-------------------------------------------------------------------------------
   First Quarter                $(238)      (5.3)%
-------------------------------------------------------------------------------

   Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

   Interest expense decreased in the first quarter of 1999 over the same period in 1998 principally due to effect of refinancing long-term debt with short-term debt at a more favorable interest rate in August 1998.


EFFECTIVE INCOME TAX RATES

   Three Months Ended March 31
-------------------------------------------------------------------------------
   1999                           41.3%
-------------------------------------------------------------------------------
   1998                           40.9%
-------------------------------------------------------------------------------


   The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was higher in the first quarter of 1999 principally due to income tax credits recorded in 1998.


FINANCIAL CONDITION
-------------------

   We use the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at both March 31, 1999 and 1998 and December 31, 1998, our sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain our capital structure to ensure financial flexibility.

   As of March 31, 1999, we had $146,509,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, we had $100,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities. Our debt securities continue to be accorded high ratings by primary rating agencies. Subsequent to the announcement of the Bell Atlantic - GTE merger, rating agencies have maintained current credit ratings, but have placed our ratings under review for potential downgrade.

                    Bell Atlantic - Washington, D.C., Inc.


   Our debt ratio was 40.7% at March 31, 1999, compared to 43.3% at March 31, 1998 and 40.9% at December 31, 1998.

   On May 3, 1999, we declared and paid a dividend in the amount of $9,700,000 to Bell Atlantic.

OTHER MATTERS
-------------

Recent Accounting Pronouncement - Derivatives and Hedging Activities

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of the derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. We must adopt SFAS No. 133 no later than January 1, 2000. The adoption of SFAS No. 133 will have no material effect on our results of operations or financial condition because we currently do not enter into the use of derivative instruments or participate in hedging activities.

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

 . Network Elements

   Approximately 350 different types of network elements (such as central office switches) appear in over one hundred thousand instances. When combined in various ways and using network application systems, these elements are the building blocks of customer services and networked information transmission of all kinds. Bell Atlantic originally assessed approximately 70% of these element types, representing over 90% of all deployed network elements, as Year 2000 compliant. Late in 1998, through additional testing and verification, it determined that certain network elements, originally represented as having no Year 2000-related service impact, were likely to cause service issues unless remediated. As a result, Bell Atlantic had an increase in the overall number of network elements requiring repair. Notwithstanding the additional work effort, as of March 31, 1999, Bell Atlantic had repaired or replaced approximately 60% of the deployed network elements requiring remediation, and certification testing/evaluation is well underway. Bell Atlantic also has made substantial progress on the remaining network elements. Although Bell Atlantic is generally on track to achieve its June 30, 1999 goal for network elements, it is possible that the timeframe for compliance of a small number of network elements may extend into July or August, without any impact on customer service or its operations.

                    Bell Atlantic - Washington, D.C., Inc.


 . Application and Support Systems

   Bell Atlantic has approximately 1,200 application and systems support: (i) the administration and maintenance of its network and customer service functions (network information systems); (ii) customer care and billing functions; and (iii) human resources, finance and general corporate functions. Bell Atlantic originally assessed approximately 48% of these application systems as either compliant or to be retired. As of March 31, 1999, Bell Atlantic has successfully completed certification testing/evaluation of approximately 73% of all application systems. Bell Atlantic also has made substantial progress on the remaining application systems. Although Bell Atlantic is generally on track to achieve its June 30, 1999 goal for applications and support systems, it is possible that the timeframe for compliance of a small number of applications and support systems may extend into July or August, without any impact on customer service or its operations.

 . Information Technology Infrastructure

   Approximately 40 mainframe, 1,000 mid-range, and 90,000 personal computers, related network components and software products comprise Bell Atlantic's information technology (IT) infrastructure. Of the approximately 1,350 unique types of elements in the inventory for the IT infrastructure, Bell Atlantic originally assessed approximately 73% as compliant or to be retired. As of March 31, 1999, Bell Atlantic has successfully completed certification testing/evaluation of approximately 95% of all mission critical element types. Bell Atlantic has made substantial progress on the remaining items and is on track to achieve its June 30, 1999 goal.

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

                    Bell Atlantic - Washington, D.C., Inc.


Costs

   From the inception of Bell Atlantic's Year 2000 project through March 31, 1999, and based on the cost tracking methods it has historically applied to this project, Bell Atlantic has incurred total pre-tax expenses of approximately $138 million, and it has made capital expenditures of approximately $89 million. For 1999, Bell Atlantic expects to incur total pre-tax expenses for its Year 2000 project of approximately $75 million to $150 million (approximately $16 million of which was incurred through March 31, 1999) and total capital expenditures of $75 million to $125 million (approximately $9 million of which was incurred through March 31, 1999).

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

   Bell Atlantic has developed, where appropriate, contingency plans for addressing delays in remediation activities. For example, delay in the installation of a new Year 2000 compliant system could require remediation of the existing system. It is also developing a corporate Year 2000 contingency plan to ensure that core business functions and key support processes are in place for uninterrupted processing and service, in the event of external (e.g. power, public transportation, water), internal or supply chain failures (i.e. critical dependencies on another entity for information, data or services). Bell Atlantic has prepared an initial draft of its corporate Year 2000 contingency plan and it is continuing to refine and enhance that plan.

                    Bell Atlantic - Washington, D.C., Inc.


                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

       There were no proceedings reportable under this Item.


Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                Exhibit Number

                27   Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1999.

                    Bell Atlantic - Washington, D.C., Inc.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BELL ATLANTIC - WASHINGTON, D.C., INC.



Date:  May 12, 1999                 By  /s/ Edwin F. Hall
                                        ----------------------------------
                                            Edwin F. Hall
                                            Controller



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 6, 1999.