Form 10-Q
period 2000-03-31
BELL ATLANTIC WASHINGTON DC INC
filed 2000-05-12
CIK 19719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              _____________________

                                    FORM 10-Q
                              _____________________


           (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

                    Bell Atlantic - Washington, D.C., Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CONDENSED STATEMENTS OF INCOME


                                                      Three Months Ended March 31,
                                                      ----------------------------
(Dollars in Thousands) (Unaudited)                        2000           1999
----------------------------------------------------------------------------------
OPERATING REVENUES
     (including $37,712 and $36,175 from affiliates)       $174,008       $163,318
                                                        --------------------------
OPERATING EXPENSES
Employee costs, including benefits and taxes                 19,288         20,160
Depreciation and amortization                                44,026         44,467
Other (including $31,398 and $33,100 to affiliates)          60,517         54,920
                                                        --------------------------
                                                            123,831        119,547
                                                        --------------------------

OPERATING INCOME                                             50,177         43,771

OTHER INCOME, NET
  (including $15 and $8 from affiliate)                         933            523

INTEREST EXPENSE
   (including $1,115 and $1,429 to affiliate)                 3,535          4,241
                                                        --------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                     47,575         40,053

PROVISION FOR INCOME TAXES                                   19,652         16,550
                                                        --------------------------

NET INCOME                                                 $ 27,923       $ 23,503
                                                        ==========================

                  See Notes to Condensed Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                           CONDENSED BALANCE SHEETS


                                    ASSETS
                                    ------

                                                    March 31,        December 31,
(Dollars in Thousands) (Unaudited)                    2000              1999
---------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                               $      ---         $      703
Short-term investments                                  4,933              7,400
Accounts receivable:
 Trade and other, net of allowances for
       uncollectibles of $6,844 and $6,802            145,272            136,333
 Affiliates                                            21,606             32,320
Material and supplies                                   1,034                804
Prepaid expenses                                        4,000              4,460
Deferred income taxes                                   3,188              2,951
Other                                                     814                ---
                                                  ------------------------------
                                                      180,847            184,971
                                                  ------------------------------

PLANT, PROPERTY AND EQUIPMENT                       1,921,094          1,898,332
Less accumulated depreciation                       1,036,048          1,028,915
                                                  ------------------------------
                                                      885,046            869,417

OTHER ASSETS                                           19,154             16,590
                                                  ------------------------------

TOTAL ASSETS                                       $1,085,047         $1,070,978
                                                  ==============================

                  See Notes to Condensed Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                            CONDENSED BALANCE SHEETS


                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

                                                                March 31,          December 31,
(Dollars in Thousands) (Unaudited)                                2000                1999
-----------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
 Note payable to affiliate                                       $  101,712          $   80,379
Accounts payable and accrued liabilities:
 Affiliates                                                          82,096              87,412
 Other                                                              104,947             103,836
Advance billings and customer deposits                               12,782              10,979
                                                             ----------------------------------
                                                                    301,537             282,606
                                                             ----------------------------------

LONG-TERM DEBT                                                      164,320             164,315
                                                             ----------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                         98,203             103,223
                                                             ----------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                76,069              71,131
Unamortized investment tax credits                                    3,048               3,099
Other                                                                19,872              25,429
                                                             ----------------------------------
                                                                     98,989              99,659
                                                             ----------------------------------
SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at stated value          191,968             191,968
Capital surplus                                                      28,549              28,549
Reinvested earnings                                                 201,633             200,810
Accumulated other comprehensive loss                                   (152)               (152)
                                                             ----------------------------------
                                                                    421,998             421,175
                                                             ----------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                    $1,085,047          $1,070,978
                                                             ==================================



                  See Notes to Condensed Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS



                                                            Three Months
                                                           Ended March 31,
                                                   ----------------------------
(Dollars in Thousands) (Unaudited)                      2000            1999
-------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES              $ 68,602        $ 77,398
                                                   ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                      2,467           2,230
Capital expenditures                                    (70,634)        (61,148)
Other, net                                                3,585           2,042
                                                   ----------------------------
Net cash used in investing activities                   (64,582)        (56,876)
                                                   ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayment of capital lease obligations            ---              (5)
Net change in note payable to affiliate                  21,333           4,033
Dividend paid                                           (27,100)        (19,600)
Net change in outstanding checks drawn
 on controlled disbursement accounts                      1,044          (4,950)
                                                   ----------------------------
Net cash used in financing activities                    (4,723)        (20,522)
                                                   ----------------------------

NET CHANGE IN CASH                                         (703)            ---

CASH, BEGINNING OF PERIOD                                   703             ---
                                                   ----------------------------

CASH, END OF PERIOD                                    $    ---        $    ---
                                                   ============================

                  See Notes to Condensed Financial Statements.

                    Bell Atlantic - Washington, D.C., Inc.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Basis of Presentation

   Bell Atlantic - Washington, D.C., Inc. is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods.
These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 1999 Annual Report on Form 10-K.

   We have reclassified certain amounts from prior year's data to conform to the 2000 presentation.

2. Dividend

   On May 1, 2000, we declared and paid a dividend in the amount of $15,900,000 to Bell Atlantic.

3. Recent Accounting Pronouncements

FASB Accounting Standard - Derivatives and Hedging Activities

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

FASB Interpretation - Stock Compensation

   In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

   The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

   We do not expect that Interpretation No. 44 will have a material impact on our results of operations or financial position.

                    Bell Atlantic - Washington, D.C., Inc.

SEC Staff Accounting Bulletin - Revenue Recognition

   In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria from when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

4.    Shareowner's Investment

                                                                Reinvested    Accumulated Other
(Dollars in Thousands)           Common Stock  Capital Surplus   Earnings    Comprehensive Loss
-----------------------------------------------------------------------------------------------
Balance at December 31, 1999         $191,968          $28,549   $200,810                 $(152)
Net income                                                         27,923
Dividend paid to Bell Atlantic                                    (27,100)
                                ---------------------------------------------------------------
Balance at March 31, 2000            $191,968          $28,549   $201,633                 $(152)
                                ===============================================================

     Net income and comprehensive income were the same for the three months ended March 31, 2000 and 1999.

5.   Commitments and Contingencies

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

     The companies are targeting completion of the merger in the second quarter of 2000. In April 2000, Bell Atlantic announced that the combined company will be called Verizon Communications.

                    Bell Atlantic - Washington, D.C., Inc.

Item 2.  Management's Discussion and Analysis of Results of Operations
               (Abbreviated pursuant to General Instruction H(2).)

   This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

   We reported net income of $27,923,000 for the three month period ended March 31, 2000, compared to net income of $23,503,000 for the same period in 1999.

   Our results for 1999 were affected by special items. The special items were comprised of our allocated share of charges from Bell Atlantic Network Services, Inc. (NSI).

Merger-related Costs

   In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax transition and integration costs of $310,000 in the first quarter of 1999. These costs were recorded in Other Operating Expenses.

   Transition and integration costs consisted of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modifications costs and advertising and branding costs. Transition and integration costs were expensed as incurred.

OPERATING REVENUE STATISTICS
----------------------------

                                              2000  1999  % Change
------------------------------------------------------------------
At March 31,
Access Lines in Service (in thousands)
  Residence                                    310   304       2.0%
  Business                                     635   631       0.6
  Public                                        10    10       ---
                                             -----------
                                               955   945       1.1
                                             ===========
Three Months Ended March 31,
Access Minutes of Use (in millions)            770   745       3.4
                                             ===========


OPERATING REVENUES
------------------
(Dollars in Thousands)

                                            Three Months Ended March 31,
                                            ----------------------------
                                                   2000           1999
------------------------------------------------------------------------
Local services                                   $ 76,363       $ 70,765
Network access services                            46,645         39,913
Long distance services                                818          1,121
Ancillary services                                 50,182         51,519
                                             ---------------------------
Total                                            $174,008       $163,318
                                             ===========================

                    Bell Atlantic - Washington, D.C., Inc.

LOCAL SERVICES

   2000 - 1999                           Increase
--------------------------------------------------------------------------------
   First Quarter                   $5,598         7.9%
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

   Local service revenues increased in the first quarter of 2000 due to higher customer demand and usage of our value-added services, as well as our data transport and digital services. Local service revenue growth in the first quarter of 2000 also reflects higher usage of our network facilities. Revenue growth was generated, in part, by an increase in access lines in service of 1.1% from March 31, 1999.

   Growth in local service revenues was partially offset by lower revenues from our pay phone services due to the increasing popularity of wireless communications.

NETWORK ACCESS SERVICES

   2000 - 1999                           Increase
--------------------------------------------------------------------------------
   First Quarter                   $6,732         16.9%
--------------------------------------------------------------------------------

   Network access revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

   Network access revenue growth in the first quarter of 2000 was mainly attributable to increased demand for special access services, reflecting a greater utilization of our network, and volume growth resulting from continuing expansion of the business market, particularly for high capacity data services. Higher customer demand was also reflected by growth in access minutes of use of 3.4% from the same period in 1999.

   In addition, network access revenues included higher revenues received from customers for the recovery of local number portability (LNP) costs. LNP allows customers to change local exchange carriers while maintaining their existing telephone numbers. In December 1998, the Federal Communications Commission
(FCC) issued an order permitting us to recover costs incurred for LNP in the form of monthly end-user charges for a five-year period beginning in March 1999.

   Revenue growth was partially offset by price reductions associated with a federal price cap filing and other regulatory decisions. The FCC regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 1999, we implemented interstate price decreases of approximately $400,000 on an annual basis in connection with the FCC's Price Cap Plan. The rates included in our July 1999 filing will be in effect through June 2000. Interstate price decreases were $2,200,000 on an annual basis for the period July 1998 through June 1999. The rates include amounts necessary to recover our contribution to the FCC's universal service fund which are subject to adjustment every quarter due to potential increases or decreases in our contribution to the fund. Our contributions to the universal service fund are included in Other Operating Expenses. As a result of a U.S. Court of Appeals decision last year, our contributions to the universal service fund were reduced by approximately $2,000,000 annually beginning November 1, 1999, and our interstate access rates were reduced accordingly because we will no longer have to recover these contributions in our rates.

                    Bell Atlantic - Washington, D.C., Inc.

LONG DISTANCE SERVICES

   2000 - 1999                         (Decrease)
--------------------------------------------------------------------------------
   First Quarter                 $(303)          (27.0)%
--------------------------------------------------------------------------------

   Long distance revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call.

   The decline in long distance revenues in the first quarter of 2000 was principally caused by the competitive effects of presubscription, which enables customers to make intraLATA toll calls using a competing carrier without having to dial an access code.


ANCILLARY SERVICES

   2000 - 1999                           (Decrease)
--------------------------------------------------------------------------------
   First Quarter                 $(1,337)           (2.6)%
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

   Ancillary services revenues were lower in the first quarter of 2000 due to a reduction in CPE services provided to government customers. This decrease was partially offset by higher payments received from competitive local exchange carriers for the purchase of unbundled network elements and for interconnection of their networks with our network.

                    Bell Atlantic - Washington, D.C., Inc.

OPERATING EXPENSES
------------------
(Dollars in Thousands)

                                                Three Months Ended March 31,
                                               -----------------------------
                                                       2000           1999
----------------------------------------------------------------------------
Employee costs, including benefits and taxes         $ 19,288       $ 20,160
Depreciation and amortization                          44,026         44,467
Other operating expenses                               60,517         54,920
                                               -----------------------------
Total                                                $123,831       $119,547
                                               =============================

EMPLOYEE COSTS

   2000 - 1999                                 (Decrease)
--------------------------------------------------------------------------------
   First Quarter                         $(872)          (4.3)%
--------------------------------------------------------------------------------

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by us. Similar costs incurred by employees of NSI, who provide centralized services on a contract basis, are allocated to us and are included in Other Operating Expenses.

   Employee costs decreased in the first quarter of 2000 primarily as a result of lower pension and benefit costs. The decline in pension and benefit costs was due to favorable pension plan investment returns and changes in actuarial assumptions. These factors were partially offset by changes in certain plan provisions, including a previously reported amendment to our management cash balance plan and a special lump sum pension payment to management and associate retirees. A reduction in repair and maintenance activity in the first quarter of 2000 also contributed to the decrease in employee costs, but to a lesser extent.

   These cost reductions were partially offset by higher overtime payments and the effect of higher work force levels.


DEPRECIATION AND AMORTIZATION

   2000 - 1999                                (Decrease)
--------------------------------------------------------------------------------
   First Quarter                        $(441)          (1.0)%
--------------------------------------------------------------------------------

   Depreciation and amortization expense decreased in the first quarter of 2000 over the same period in 1999 principally due to the effect of lower rates of depreciation and amortization. This decrease was partially offset by growth in depreciable telephone plant and changes in the mix of plant assets. The growth in telephone plant was largely attributable to increased capital expenditures for software and hardware to support the expansion of our network.


OTHER OPERATING EXPENSES

   2000 - 1999                                Increase
--------------------------------------------------------------------------------
   First Quarter                        $5,597        10.2%
--------------------------------------------------------------------------------

   Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

   The increase in other operating expenses in the first quarter of 2000 was largely attributable to higher property taxes, higher costs for uncollectible accounts receivable associated with our billing and collection services, and higher interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their networks. The effect of a gain recognized in 1999 on the termination of a capital lease also contributed to the increase in other operating expenses, but to a lesser extent.

   These increases were partially offset by a reduction in centralized services expenses allocated from NSI, primarily as a result of lower employee costs incurred by NSI.

                    Bell Atlantic - Washington, D.C., Inc.

OTHER INCOME, NET

   2000 - 1999                       Increase
--------------------------------------------------------------------------------
   First Quarter                 $410        78.4%
--------------------------------------------------------------------------------

   The change in other income, net, was primarily attributable to additional interest income associated with the settlement of a tax-related matter in the first quarter of 2000.


INTEREST EXPENSE

   2000 - 1999                        (Decrease)
--------------------------------------------------------------------------------
   First Quarter                $(706)          (16.6)%
--------------------------------------------------------------------------------

   Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

   Interest expense decreased in the first quarter of 2000 over the same period in 1999 as a result of lower levels of average short-term debt with an affiliate and higher capitalized interest costs resulting from higher levels of average telephone plant under construction.


EFFECTIVE INCOME TAX RATES

   Three Months Ended March 31,
--------------------------------------------------------------------------------
   2000                                 41.3%
--------------------------------------------------------------------------------
   1999                                 41.3%
--------------------------------------------------------------------------------

   The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was unchanged from the first quarter of 1999.


FINANCIAL CONDITION
-------------------

   We use the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and to pay dividends. While current liabilities exceeded current assets at both March 31, 2000 and 1999 and December 31, 1999, our sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain our capital structure to ensure financial flexibility.

   As of March 31, 2000, we had $148,288,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, we had $100,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities. Our debt securities continue to be accorded high ratings by primary rating agencies. After the announcement of the Bell Atlantic - GTE merger, the rating agencies placed our ratings under review for potential downgrade.

   Our debt ratio was 38.7% at March 31, 2000, compared to 40.7% at March 31, 1999 and 36.7% at December 31, 1999.

   On May 1, 2000, we declared and paid a dividend in the amount of $15,900,000 to Bell Atlantic.

                    Bell Atlantic - Washington, D.C., Inc.

OTHER MATTERS
-------------

FCC Regulation and Interstate Rates


   Price Caps

   As previously reported, in May 1999, the U. S. Court of Appeals reversed the FCC order that adopted the current 6.5% productivity factor applied to interstate access rates, but granted the FCC a stay of its order until April 1, 2000. The Court has further extended the stay until June 30, 2000 to allow the FCC time to consider an industry proposal to further restructure access rates.

Recent Accounting Pronouncements

   FASB Accounting Standard - Derivatives and Hedging Activities

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

   FASB Interpretation - Stock Compensation

   In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

   The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

   We do not expect that Interpretation No. 44 will have a material impact on our results of operations or financial position.

   SEC Staff Accounting Bulletin - Revenue Recognition

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.

            (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2000.

                    Bell Atlantic - Washington, D.C., Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BELL ATLANTIC - WASHINGTON, D.C., INC.



Date:  May 12, 2000                 By /s/ Edwin F. Hall
                                      ----------------------------------
                                           Edwin F. Hall
                                           Controller



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 10, 2000.