Form 10-Q
period 2000-06-30
BELL ATLANTIC WASHINGTON DC INC
filed 2000-08-14
CIK 19719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              _____________________

                                    FORM 10-Q
                              _____________________


(Mark one)
    [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

    [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from      to


                          Commission File Number 1-7368


                           VERIZON WASHINGTON, DC INC.
              (Former Name: Bell Atlantic - Washington, D.C., Inc.)

A New York Corporation          I.R.S. Employer Identification No. 53-0046277


                   1710 H Street, N.W., Washington, D.C. 20006


                         Telephone Number (202) 392-9900

                            _________________________


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION (D/B/A VERIZON COMMUNICATIONS), MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

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

                           Verizon Washington, DC Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CONDENSED STATEMENTS OF INCOME


                                                              Three Months Ended June 30,    Six Months Ended June 30,
                                                              ---------------------------    -------------------------
(Dollars in Thousands) (Unaudited)                                2000          1999              2000         1999
----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
  (including $39,868, $32,930, $77,580 and
  $69,105 from affiliates)                                     $ 173,726     $ 163,231         $ 347,734    $ 326,549
                                                              --------------------------------------------------------
OPERATING EXPENSES

Operations and support (including $44,658,
  $36,448, $76,056 and $69,548 to affiliates)                     91,318        87,691           171,123      162,771
Depreciation and amortization                                     44,435        44,567            88,461       89,034
                                                              --------------------------------------------------------
                                                                 135,753       132,258           259,584      251,805
                                                              --------------------------------------------------------

OPERATING INCOME                                                  37,973        30,973            88,150       74,744

OTHER INCOME, NET
  (including $189, $15, $204 and $23 from affiliate)                 444            69             1,377          592

INTEREST EXPENSE
  (including $1,847, $1,303, $2,962 and $2,732
  to affiliate)                                                    4,056         4,079             7,591        8,320
                                                              --------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                          34,361        26,963            81,936       67,016

PROVISION FOR INCOME TAXES                                        16,218        11,043            35,870       27,593
                                                              --------------------------------------------------------
NET INCOME                                                     $  18,143     $  15,920         $  46,066    $  39,423
                                                              ========================================================



                  See Notes to Condensed Financial Statements.

                           Verizon Washington, DC Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------


(Dollars in Thousands) (Unaudited)            June 30, 2000    December 31, 1999
--------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                           $         --       $        703
Short-term investments                                2,467              7,400
Accounts receivable:
   Trade and other, net of allowances for
         uncollectibles of $9,824 and $6,802        141,207            136,333
   Affiliates                                        20,325             32,320
Material and supplies                                   794                804
Prepaid expenses                                      6,954              4,460
Deferred income taxes                                 6,648              2,951
Other                                                   801                 --
                                               ---------------------------------
                                                    179,196            184,971
                                               ---------------------------------

PLANT, PROPERTY AND EQUIPMENT                     1,949,995          1,898,332
Less accumulated depreciation                     1,052,881          1,028,915
                                               ---------------------------------
                                                    897,114            869,417

OTHER ASSETS                                         24,505             16,590
                                               ---------------------------------

TOTAL ASSETS                                     $1,100,815         $1,070,978
                                               =================================


                  See Notes to Condensed Financial Statements.

                          Verizon Washington, DC Inc.

                            CONDENSED BALANCE SHEETS


                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------


(Dollars in Thousands) (Unaudited)                                                   June 30, 2000      December 31, 1999
-------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
    Note payable to affiliate                                                         $    118,056          $     80,379
Accounts payable and accrued liabilities:
    Affiliates                                                                              83,128                87,412
    Other                                                                                   91,726               103,836
Advance billings and customer deposits                                                      14,554                10,979
                                                                                -------------------------------------------
                                                                                           307,464               282,606
                                                                                -------------------------------------------

LONG-TERM DEBT                                                                             164,325               164,315
                                                                                -------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                93,743               103,223
                                                                                -------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                       86,741                71,131
Unamortized investment tax credits                                                           2,997                 3,099
Other                                                                                       21,304                25,429
                                                                                -------------------------------------------
                                                                                           111,042                99,659
                                                                                -------------------------------------------
SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at stated value                                 191,968               191,968
Capital surplus                                                                             28,549                28,549
Reinvested earnings                                                                        203,876               200,810
Accumulated other comprehensive loss                                                          (152)                (152)
                                                                                -------------------------------------------
                                                                                           424,241               421,175
                                                                                -------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                           $1,100,815            $1,070,978
                                                                                ===========================================


                 See Notes to Condensed Financial Statements.

                           Verizon Washington, DC Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS



                                                    Six Months Ended June 30,
                                                 -------------------------------
(Dollars in Thousands) (Unaudited)                        2000           1999
--------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES          $   126,655     $  118,504
                                                 -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                     4,933          4,460
Capital expenditures                                  (121,919)      (106,990)
Other, net                                              (4,526)         3,274
                                                 -------------------------------
Net cash used in investing activities                 (121,512)       (99,256)
                                                 -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayment of capital lease obligations           ---            (12)
Net change in note payable to affiliate                 37,677         15,045
Dividends paid                                         (43,000)       (29,300)
Net change in outstanding checks drawn
    on controlled disbursement accounts                   (523)        (4,981)
                                                 -------------------------------
Net cash used in financing activities                   (5,846)       (19,248)
                                                 -------------------------------
NET CHANGE IN CASH                                        (703)           ---

CASH, BEGINNING OF PERIOD                                  703            ---
                                                 -------------------------------

CASH, END OF PERIOD                                $       ---     $      ---
                                                 ===============================

                  See Notes to Condensed Financial Statements.

                          Verizon Washington, DC Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

      Verizon Washington, DC Inc., formerly Bell Atlantic - Washington, D.C., Inc., is a wholly owned subsidiary of Bell Atlantic Corporation (d/b/a Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements include certain reclassifications in presentation as a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE Corporation (GTE) (see Note
2). These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see
Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 1999 Annual Report on Form 10-K.

2.    Bell Atlantic - GTE Merger

      On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs

      Results of operations for June 30, 2000 included merger-related pre-tax costs totaling approximately $7,006,000, consisting of $3,273,000 for direct incremental costs, $3,347,000 for employee severance costs and $386,000 for transition costs. These costs include approximately $6,088,000 representing our allocated share of merger-related costs from Verizon Services Corp. (Verizon Services), an affiliate that provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and Support - Other Operating Expenses.

      Direct incremental costs consist of our proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation of management employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in our balance sheet as a component of Employee Benefit Obligations. Transition costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and GTE. Transition costs are expensed as incurred.

3.    Dividend

      On August 1, 2000, we declared and paid a dividend in the amount of $15,900,000 to Verizon Communications.

4.    Recent Accounting Pronouncements

FASB Accounting Standards - Derivatives and Hedging Activities

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

                          Verizon Washington, DC Inc.

      In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No.
133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process.

      We are currently evaluating the provisions of SFAS No. 133 and SFAS No.
138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

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

      Interpretation No. 44 will not have a material impact on our results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

      In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

5.    Shareowner's Investment


                                                         Common             Capital          Reinvested      Accumulated Other
(Dollars in Thousands)                                    Stock             Surplus            Earnings     Comprehensive Loss
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1999                           $191,968             $28,549           $ 200,810           $  (152)
Net income                                                                                       46,066
Dividends paid to parent                                                                        (43,000)
                                                  -----------------------------------------------------------------------------
Balance at June 30, 2000                               $191,968             $28,549           $ 203,876           $  (152)
                                                  =============================================================================

      Net income and comprehensive income were the same for the six months ended June 30, 2000 and 1999.

6.    Commitments and Contingencies

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

      Federal and state regulatory conditions to the merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. Over the remainder of 2000, based on preliminary estimates, the cost of satisfying these commitments is likely to impact the net income of Verizon Communications on a consolidated basis by approximately $275 to $375 million. The estimated impact on each operating telephone subsidiary is still being assessed.

                          Verizon Washington, DC Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

      We reported net income of $46,066,000 for the six months ended June 30, 2000, compared to net income of $39,423,000 for the same period in 1999.

      Our results for 2000 and 1999 were affected by special items. The special items in both periods include our allocated share of charges from Verizon Services Corp. (Verizon Services).

      The following table shows how special items are reflected in our condensed statements of income for each period:


                                                                                         (Dollars in Thousands)
Six Months Ended June 30,                                                             2000                 1999
--------------------------------------------------------------------------------------------------------------------
Operations and Support Expense
  Bell Atlantic-GTE merger direct incremental costs                                   $   176               $  ---
  Bell Atlantic-GTE merger severance costs                                                742                  ---
  Allocated Bell Atlantic-GTE merger direct incremental, severance                      6,088                  ---
     and transition costs
  Bell Atlantic-NYNEX merger transition costs                                             ---                   58
  Allocated Bell Atlantic-NYNEX merger transition costs                                   ---                  707
   Other charges and special items                                                      6,804                  ---
                                                                                -------------------------------------
Total                                                                                 $13,810               $  765
                                                                                =====================================

      What follows is a further explanation of the nature of these special items.

Bell Atlantic - GTE Merger

      On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs

      Results of operations for June 30, 2000 included merger-related pre-tax costs totaling approximately $7,006,000, consisting of $3,273,000 for direct incremental costs, $3,347,000 for employee severance costs and $386,000 for transition costs. These costs include approximately $6,088,000 representing our allocated share of merger-related costs from Verizon Services, an affiliate that provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and Support - Other Operating Expenses.

      Direct incremental costs consist of our proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation of management employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Transition costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and GTE. Transition costs are expensed as incurred.

                          Verizon Washington, DC Inc.

Other Charges and Special Items

      In the second quarter of 2000, we recorded other charges and special items totaling approximately $6,804,000 in connection with consolidating operations and combining organizations and for other nonrecurring items arising in the quarter. These charges included costs for the write-off of accounts receivable and other miscellaneous items.

Bell Atlantic - NYNEX Merger

Merger-Related Costs

      In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax merger-related transition costs of $765,000 in the first six months of 1999.

      Transition costs consisted of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modification costs and advertising and branding costs. Transition costs were expensed as incurred.

      These and other items affecting the comparison of our results of operations for the six month periods ended June 30, 2000 and 1999 are discussed in the following sections.


OPERATING REVENUE STATISTICS
----------------------------

                                                 2000      1999      % Change
--------------------------------------------------------------------------------
At June 30,
Access Lines in Service (in thousands)*
     Residence                                    309       304           1.6%
     Business                                     683       675           1.2
     Public                                        10        10           ---
                                              -------------------
                                                1,002       989           1.3
                                              ===================

Six Months Ended June 30,
Access Minutes of Use (in millions)             1,570     1,545           1.6
                                              ===================

* 1999 reflects a restatement of access lines


OPERATING REVENUES
------------------
(Dollars in Thousands)



Six Months Ended June 30,                              2000            1999
-------------------------------------------------------------------------------
Local services                                      $ 163,041       $ 154,765
Network access services                                95,533          82,481
Long distance services                                  1,567           2,304
Ancillary services                                     87,593          86,999
                                                 ------------------------------
Total                                               $ 347,734       $ 326,549
                                                 ==============================

                          Verizon Washington, DC Inc.

LOCAL SERVICES

       2000 - 1999                                             Increase
--------------------------------------------------------------------------------
       Six Months                                        $8,276         5.3%
--------------------------------------------------------------------------------

      Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. Local services also includes wholesale revenues from unbundled network element
(UNE) platforms, certain data transport revenues, and wireless interconnection revenues.

      Local service revenues increased in the first six months of 2000 primarily due to higher customer demand and usage of our value-added services, as well as our data transport and digital services.


NETWORK ACCESS SERVICES

       2000 - 1999                                             Increase
--------------------------------------------------------------------------------
       Six Months                                       $13,052         15.8%
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

      Network access revenue growth in the first six months of 2000 was mainly attributable to increased demand for special access services, reflecting a greater utilization of our network. Higher customer demand was also reflected by growth in access minutes of use of 1.6% from the same period in 1999.

      Revenue growth was partially offset by price reductions associated with a federal price cap filing and other regulatory decisions. The FCC regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 1999, we implemented interstate price decreases of approximately $400,000 on an annual basis in connection with the FCC's Price Cap Plan. The rates included in our July 1999 filing were in effect through June 2000. Interstate price decreases were $2,200,000 on an annual basis for the period July 1998 through June 1999. The rates include amounts necessary to recover our contribution to the FCC's universal service fund which are subject to adjustment every quarter due to potential increases or decreases in our contribution to the fund. Our contributions to the universal service fund are included in Other Operating Expenses. As a result of a U.S. Court of Appeals decision last year, our contributions to the universal service fund were reduced by approximately $2,000,000 annually beginning November 1, 1999, and our interstate access rates were reduced accordingly because we will no longer have to recover these contributions in our rates.


LONG DISTANCE SERVICES

       2000 - 1999                                             (Decrease)
--------------------------------------------------------------------------------
       Six Months                                         $(737)       (32.0)%
--------------------------------------------------------------------------------

      Long distance revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call.

      The decline in long distance revenues in the first six months of 2000 was principally caused by the competitive effects of presubscription, which enables customers to make intraLATA toll calls using a competing carrier without having to dial an access code.

                         Verizon Washington, DC Inc.

ANCILLARY SERVICES

       2000 - 1999                                             Increase
--------------------------------------------------------------------------------
       Six Months                                         $594            .7%
--------------------------------------------------------------------------------

      Our ancillary services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, collocation for competitive local exchange carriers, usage of separately priced (unbundled) components of our network by competitive local exchange carriers, public (coin) telephone, customer premises equipment (CPE), and sales of materials and supplies to affiliates. Ancillary services revenues also include fees paid by customers for nonpublication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

      Ancillary services revenues were higher in the first six months of 2000 primarily due to an increase in facilities rental revenue from affiliates and higher payments received from competitive local exchange carriers for interconnection of their networks with our network. These increases were substantially offset by a reduction in CPE services provided to government customers.



OPERATING EXPENSES
------------------
(Dollars in Thousands)



Six Months Ended June 30,                                  2000          1999
--------------------------------------------------------------------------------
Operations and support:
 Employee costs, including benefits and taxes          $  40,255     $  41,764
   Other operating expenses                              130,868       121,007
                                                    ----------------------------
Total operations and support                             171,123       162,771
                                                    ----------------------------

Depreciation and amortization                             88,461        89,034
                                                    ----------------------------
Total                                                  $ 259,584     $ 251,805
                                                    ============================


EMPLOYEE COSTS

      2000 - 1999                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                       $(1,509)         (3.6)%
--------------------------------------------------------------------------------

      Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by us. Similar costs incurred by employees of Verizon Services, who provide centralized services on a contract basis, are allocated to us and are included in Other Operating Expenses.

      Employee costs decreased in the first six months of 2000 primarily as a result of lower pension and benefit costs. The decline in pension and benefit costs was due to favorable pension plan investment returns and changes in actuarial assumptions. These factors were partially offset by changes in certain plan provisions, including a previously reported amendment to our management cash balance plan and a special lump sum pension payment to management and associate retirees. Reduction in costs billed to us by affiliates and a reduction in repair and maintenance activity also contributed to the decrease, but to a lesser extent.

      These cost reductions were partially offset by higher overtime payments, the effect of higher work force levels and merger-related costs recorded in the second quarter of 2000. As described in the Results of Operations section, we recognized approximately $742,000 in benefit costs for the separation of employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. We also recorded approximately $176,000 for direct incremental merger-related costs associated with compensation arrangements. Merger-related costs associated with employees of Verizon Services were allocated to us and are included in Other Operating Expenses.

      Associate employees wages, pension and other benefits are determined under a contract with the union representing our associate employees. On August 6, 2000, the collective bargaining agreement with the union representing our employees expired, and the union initiated a work stoppage. As of 8:00 a.m. on August 14, 2000, we continued to negotiate a new agreement with the union.

                         Verizon Washington, DC Inc.

OTHER OPERATING EXPENSES

       2000 - 1999                                            Increase
--------------------------------------------------------------------------------
       Six Months                                       $9,861           8.1%
--------------------------------------------------------------------------------

      Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

      The increase in other operating expenses was largely attributable to the effect of merger-related costs and other special items recorded in the second quarter of 2000. These charges totaled $12,892,000 and were comprised of our allocated share of $2,605,000 for employee severance, $3,097,000 for direct incremental and $386,000 for transition merger-related costs incurred by Verizon Services, and $6,804,000 for other miscellaneous expense items. Other miscellaneous expense items included $6,497,000 for the write-off of accounts receivable and $307,000 for other items. An increase in the provision for uncollectible accounts receivable and higher operating taxes other than income also contributed to the increase in other operating expenses, but to a lesser extent. These increases were partially offset by a reduction in material costs.


DEPRECIATION AND AMORTIZATION

       2000 - 1999                                            (Decrease)
--------------------------------------------------------------------------------
       Six Months                                        $(573)         (0.6)%
--------------------------------------------------------------------------------

      Depreciation and amortization expense decreased in the first six months of 2000 over the same period in 1999 principally due to the effect of lower rates of depreciation and amortization. This decrease was substantially offset by growth in depreciable telephone plant and changes in the mix of plant assets. The growth in telephone plant was largely attributable to increased capital expenditures for software and hardware to support the expansion of our network.


OTHER INCOME, NET

      2000 - 1999                                             Increase
--------------------------------------------------------------------------------
      Six Months                                          $785            --%
--------------------------------------------------------------------------------

      The change in other income, net, was primarily attributable to additional interest income associated with the settlement of a tax-related matter in the first six months of 2000.


INTEREST EXPENSE

      2000 - 1999                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                         $(729)         (8.8)%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense decreased in the first six months of 2000 over the same period in 1999 primarily as a result higher capitalized interest costs resulting from higher levels of average telephone plant under construction. This increase was partially offset by the effect of higher interest rates associated with short-term debt with an affiliate.

                         Verizon Washington, DC Inc.

EFFECTIVE INCOME TAX RATES

       Six Months Ended June 30,
--------------------------------------------------------------------------------
       2000                                                   43.8%
--------------------------------------------------------------------------------
       1999                                                   41.2%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was higher in the first six months of 2000 principally due to deferred income tax expenses recorded in the first six months of 2000.


OTHER MATTERS
-------------

FCC Regulation and Interstate Rates

      On May 31, 2000, the FCC approved the industry proposal to restructure access charges (known as the "CALLS plan"). Under the terms of the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access transport prices reach $0.0055 per-minute. In addition, in conjunction with provisions that will allow carriers to deaverage their subscriber line charges by geographic zones, the plan establishes a new $650 million universal service fund to support interstate access rates. Of that amount, Verizon Communications expects approximately $320 million to be used to support interstate access services in its service territory. The price restructuring portions of the plan are mandatory for all large local exchange carriers, including Verizon Communications' telephone operating companies, such as us. The price level portions of the plan are mandatory only in the initial year of the plan. Carriers have until September 14, 2000 to decide whether to participate in the remaining four years of the plan, or whether to submit cost studies as the basis of future price caps.

      Consistent with the new access plan, Verizon Communications filed tariff adjustments to take effect on July 1, 2000 (with modifications effective August 11, 2000). As a result of these tariff adjustments, former GTE carriers in ten states, and former Bell Atlantic carriers in seven states reached the $0.0055 benchmark and, should Verizon Communications opt into the full five year CALLS plan, they will not be subject to further annual interstate switched access price reductions for the remaining life of the plan.

Recent Accounting Pronouncements

FASB Accounting Standards - Derivatives and Hedging Activities

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

                         Verizon Washington, DC Inc.

      In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No.
133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amend SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process.

      We are currently evaluating the provisions of SFAS No. 133 and SFAS No.
138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

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

      Interpretation No. 44 will not have a material impact on our results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

      In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

                         Verizon Washington, DC Inc.

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

                3a(ii) Certificate of Amendment of the Restated Certificate of Incorporation, filed August 1, 2000.

                27          Financial Data Schedule.


          (b) Current Report on Form 8-K filed during the quarter ended June 30, 2000:

                A Current Report on Form 8-K, dated June 30, 2000, was filed regarding the consummation of the merger of Bell Atlantic Corporation and GTE Corporation.

                         Verizon Washington, DC Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            VERIZON WASHINGTON, DC INC.



Date:  August 14, 2000                      By  /s/ Edwin F. Hall
                                               ---------------------------------
                                                    Edwin F. Hall
                                                    Controller



      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 10, 2000.

                                 EXHIBIT INDEX

                Exhibit Number

                3a(ii) Certificate of Amendment of the Restated Certificate of Incorporation, filed August 1, 2000.

                27          Financial Data Schedule.