Form 10-Q
period 2000-09-30
VERIZON WASHINGTON DC INC
filed 2000-11-14
CIK 19719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              _____________________

                                    FORM 10-Q
                              _____________________


  (Mark one)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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


                         Telephone Number (202) 392-9900

                            _________________________


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF VERIZON COMMUNICATIONS INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


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

                           Verizon Washington, DC Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CONDENSED STATEMENTS OF INCOME

                                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                                         ------------------------------------------------------------------------
(Dollars in Thousands) (Unaudited)                              2000               1999              2000             1999
---------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
  (including $39,447, $35,458, $117,027 and
     $104,563 from affiliates)                              $172,788           $170,815          $520,522         $497,364
                                                         ------------------------------------------------------------------------
OPERATING EXPENSES
Operations and support (including $40,123,
  $33,194, $116,179 and $102,742 to affiliates)               83,767             84,348           254,890          247,119
Depreciation and amortization                                 45,085             43,469           133,546          132,503
                                                         ------------------------------------------------------------------------
                                                             128,852            127,817           388,436          379,622
                                                         ------------------------------------------------------------------------

OPERATING INCOME                                              43,936             42,998           132,086          117,742

OTHER INCOME, NET
  (including $46, $10, $250 and $33 from affiliate)              274                 45             1,651              637

INTEREST EXPENSE
   (including $2,182, $1,390, $5,144 and $4,122
     to affiliate)                                             4,439              3,981            12,030           12,301
                                                         ------------------------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                      39,771             39,062           121,707          106,078

PROVISION FOR INCOME TAXES                                    16,421             15,935            52,291           43,528
                                                        -------------------------------------------------------------------------

NET INCOME                                                  $ 23,350           $ 23,127          $ 69,416         $ 62,550
                                                        =========================================================================


                  See Notes to Condensed Financial Statements.

                         Verizon Washington, DC Inc.

                           CONDENSED BALANCE SHEETS

                                    ASSETS
                                    ------

(Dollars in Thousands)                    September 30, 2000  December 31, 1999
--------------------------------------------------------------------------------
                                              (Unaudited)
CURRENT ASSETS
Cash                                              $      ---         $      703
Short-term investments                                   ---              7,400
Accounts receivable:
   Trade and other, net of allowances for
     uncollectibles of $10,418 and $6,802            154,687            136,333
   Affiliates                                         21,219             32,320
Material and supplies                                  2,863                804
Prepaid expenses                                      16,213              4,460
Deferred income taxes                                  6,363              2,951
Other                                                    802                ---
                                                 -------------------------------
                                                     202,147            184,971
                                                 -------------------------------

PLANT, PROPERTY AND EQUIPMENT                      1,985,783          1,898,332
Less accumulated depreciation                      1,077,422          1,028,915
                                                 -------------------------------
                                                     908,361            869,417

OTHER ASSETS                                          18,068             16,590
                                                 -------------------------------

TOTAL ASSETS                                      $1,128,576         $1,070,978
                                                 ===============================


                  See Notes to Condensed Financial Statements.

                           Verizon Washington, DC Inc.

                            CONDENSED BALANCE SHEETS


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


(Dollars in Thousands)                                                               September 30, 2000     December 31, 1999
-------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
    Note payable to affiliate                                                              $  148,228            $   80,379
Accounts payable and accrued liabilities:
    Affiliates                                                                                 55,248                87,412
    Other                                                                                     110,870               103,836
Advance billings and customer deposits                                                         13,217                10,979
                                                                                ---------------------------------------------
                                                                                              327,563               282,606
                                                                                ---------------------------------------------

LONG-TERM DEBT                                                                                164,329               164,315
                                                                                ---------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                   90,117               103,223
                                                                                ---------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                          91,104                71,131
Unamortized investment tax credits                                                              2,947                 3,099
Other                                                                                          20,825                25,429
                                                                                ---------------------------------------------
                                                                                              114,876                99,659
                                                                                ---------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at stated value                                    191,968               191,968
Capital surplus                                                                                28,549                28,549
Reinvested earnings                                                                           211,326               200,810
Accumulated other comprehensive loss                                                             (152)                 (152)
                                                                                ---------------------------------------------
                                                                                              431,691               421,175
                                                                                ---------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                              $1,128,576            $1,070,978
                                                                                =============================================



                  See Notes to Condensed Financial Statements.

                           Verizon Washington, DC Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                  Nine Months Ended September 30,
                                                 ---------------------------------
(Dollars in Thousands) (Unaudited)                         2000           1999
----------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES            $  166,463    $   193,305
                                                 ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                      7,400          6,690
Capital expenditures                                   (188,189)      (155,461)
Other, net                                                3,236          6,138
                                                 ---------------------------------
Net cash used in investing activities                  (177,553)      (142,633)
                                                 ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations           ---            (15)
Net change in note payable to affiliate                  67,849         (8,189)
Dividends paid                                          (58,900)       (39,000)
Net change in outstanding checks drawn
    on controlled disbursement accounts                   1,438         (3,468)
                                                 ---------------------------------
Net cash provided by/(used in)
    financing activities                                 10,387        (50,672)
                                                 ---------------------------------

NET CHANGE IN CASH                                         (703)           ---

CASH, BEGINNING OF PERIOD                                   703            ---

                                                 ---------------------------------
CASH, END OF PERIOD                                  $      ---    $       ---
                                                 =================================


                  See Notes to Condensed Financial Statements.

                           Verizon Washington, DC Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     Verizon Washington, DC Inc., formerly Bell Atlantic - Washington, D.C., Inc., is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements include certain reclassifications in presentation as a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE Corporation (GTE) (see Note
2). These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see
Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 1999 Annual Report on Form 10-K.

2.   Bell Atlantic - GTE Merger

     On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. In September 2000, Bell Atlantic changed its name to Verizon Communications Inc. The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

Merger-Related and Severance Costs

     Results of operations for the nine months ended September 30, 2000 included merger-related pre-tax costs totaling approximately $6,620,000, consisting of $3,273,000 for direct incremental costs and $3,347,000 for employee severance costs. These costs include approximately $5,702,000 representing our allocated share of merger-related costs from Verizon Services Corp. (Verizon Services), an affiliate that provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and Support Expenses.

     Direct incremental costs consist of our proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation of management employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in our balance sheet as a component of Accounts Payable and Accrued Liabilities -Other.

Transition Costs

     In addition to the direct merger-related and severance costs, over the next several years, we expect to incur transition costs related to the merger. These costs will be incurred to integrate systems, consolidate real estate and relocate employees. These costs will include our allocated share of merger-related costs from Verizon Services. They also include advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred. During the nine month period ended September 30, 2000, we incurred $625,000 of transition costs which were allocated to us by Verizon Services.

Other Related Actions

     During the second quarter of 2000, we also recorded a $49,000 charge for other actions in relation to the merger or other strategic decisions. This charge included the write-off of duplicate assets.

3.   Dividend

     On November 1, 2000, we declared and paid a dividend in the amount of $15,900,000 to Verizon Communications.

                          Verizon Washington, DC Inc.

4.   Recent Accounting Pronouncements

FASB Accounting Standard - Derivatives and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or other comprehensive income, depending on the designated use and effectiveness of the instruments.

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

     We are currently evaluating the provisions of SFAS No. 133 and SFAS No. 138, which we will adopt on January 1, 2001. The impact of adoption will be affected by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

SEC Staff Accounting Bulletin - Revenue Recognition

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition and, in certain circumstances, requires the deferral of incremental costs. We will adopt SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. We are currently assessing the impact of adopting SAB No. 101.

5.    Shareowner's Investment

                                                                          Reinvested   Accumulated Other
(Dollars in Thousands) (Unaudited)     Common Stock   Capital Surplus       Earnings   Comprehensive Loss
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1999               $191,968           $28,549       $200,810              $(152)
Net income                                                                    69,416
Dividends paid to parent                                                     (58,900)
                                       ------------------------------------------------------------------
Balance at September 30, 2000              $191,968           $28,549       $211,326              $(152)
                                       ==================================================================

     Net income and comprehensive income were the same for the nine months ended September 30, 2000 and 1999.

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

     Federal and state regulatory conditions to the Bell Atlantic - GTE merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. As previously disclosed, the cost of satisfying these commitments is likely to impact the net income of Verizon Communications on a consolidated basis in 2000 by approximately $275 to $325 million, based on preliminary estimates. The estimated impact on each operating telephone subsidiary, including the Company, is currently being assessed.

                          Verizon Washington, DC Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS

     We reported net income of $69,416,000 for the nine months ended September 30, 2000, compared to net income of $62,550,000 for the same period in 1999.

     Our results for 2000 and 1999 were affected by special items. The special items in both periods include our allocated share of charges from Verizon Services Corp. (Verizon Services), an affiliate that provides centralized services on a contract basis.

     The following table shows how special items are reflected in our condensed statements of income for each period:

                                                                        (Dollars in Thousands)
Nine Months Ended September 30,                                          2000            1999
---------------------------------------------------------------------------------------------------
Operations and Support Expenses
  Bell Atlantic-GTE merger direct incremental costs                  $  3,273        $    ---
  Bell Atlantic-GTE merger severance costs                              3,347             ---
  Bell Atlantic-GTE merger transition costs                               625             ---
  Bell Atlantic-GTE merger other related actions                           49             ---
  Bell Atlantic-NYNEX merger transition costs                             ---           1,380
  Other charges and special items                                       6,755             ---
                                                                -----------------------------------
Net impact on pre-tax income                                         $ 14,049        $  1,380
                                                                ===================================

     What follows is a further explanation of the nature of these special items.

Bell Atlantic - GTE Merger

     On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. In September 2000, Bell Atlantic changed its name to Verizon Communications Inc. (Verizon Communications). The merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

Merger-Related and Severance Costs

     Results of operations for the nine months ended September 30, 2000 included merger-related pre-tax costs totaling approximately $6,620,000, consisting of $3,273,000 for direct incremental costs and $3,347,000 for employee severance costs. These costs include approximately $5,702,000 representing our allocated share of merger-related costs from Verizon Services. Costs allocated from Verizon Services are included in Operations and Support Expenses.

     Direct incremental costs consist of our proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation of management employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in our balance sheet as a component of Accounts Payable and Accrued Liabilities-Other.

Transition Costs

     In addition to the direct merger-related and severance costs, over the next several years, we expect to incur transition costs related to the merger. These costs will be incurred to integrate systems, consolidate real estate and relocate employees. These

                          Verizon Washington, DC Inc.

costs will include our allocated share of merger-related costs from Verizon Services. They also include advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred. During the nine month period ended September 30, 2000, we incurred $625,000 of transition costs which were allocated to us by Verizon Services.

Other Related Actions

     During the second quarter of 2000, we also recorded a $49,000 charge for other actions in relation to the merger or other strategic decisions. This charge included the write-off of duplicate assets.

Other Charges and Special Items

     In the second quarter of 2000, we recorded other charges and special items totaling approximately $6,755,000. These charges included costs for the write-off of accounts receivable and other miscellaneous items.

Bell Atlantic - NYNEX Merger

Merger-Related Costs

     In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax merger-related transition costs of $1,380,000 in the first nine months of 1999. These costs included approximately $1,195,000, representing our allocated share of transition costs from Verizon Services.

     Transition costs consisted of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modification costs and advertising and branding costs. Transition costs were expensed as incurred.

     These and other items affecting the comparison of our results of operations for the nine month periods ended September 30, 2000 and 1999 are discussed in the following sections.

OPERATING REVENUE STATISTICS
----------------------------
                                                    2000      1999    % Change
--------------------------------------------------------------------------------
At September 30,
Access Lines in Service (in thousands)*
     Residence                                       307       306         .3%
     Business                                        692       681        1.6
     Public                                           10        10        ---
                                             -----------------------------------
                                                   1,009       997       1.2
                                             ===================================
Nine Months Ended September 30,
Access Minutes of Use (in millions)                2,348     2,322       1.1
                                             ===================================
* 1999 reflects a restatement of access lines in service

OPERATING REVENUES
------------------
(Dollars in Thousands)
Nine Months Ended September 30,                       2000                1999
--------------------------------------------------------------------------------
Local services                                    $244,804            $236,367
Network access services                            143,243             127,177
Long distance services                               2,224               3,179
Other services                                     130,251             130,641
                                               ---------------------------------
Total                                             $520,522            $497,364
                                               =================================

                          Verizon Washington, DC Inc.

LOCAL SERVICES

      2000 - 1999                                              Increase
--------------------------------------------------------------------------------
      Nine Months                                       $8,437           3.6%
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

     Local service revenues increased in the first nine months of 2000 primarily due to higher customer demand and usage of our value-added services, as well as our data transport and digital services. Growth in local service revenues was partially offset by the effect of lower business and residence message volumes.

     The effect of an 18-day work stoppage, as described below under "Operating Expenses - Operations and Support - Labor Agreements," adversely affected local service revenue growth due to the delay in the installation of new services and as a result of customers not having full access to demand-based services.


NETWORK ACCESS SERVICES

      2000 - 1999                                             Increase
--------------------------------------------------------------------------------
      Nine Months                                      $16,066          12.6%
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

     Network access revenue growth in the first nine months of 2000 was mainly attributable to increased demand for special access services, reflecting a greater utilization of our network. Higher customer demand was also reflected by growth in access minutes of use of 1.1% from the same period in 1999.

     Volume-related growth was largely offset by price reductions associated with federal and state price cap filings and other regulatory decisions, including the implementation of the Coalition for Affordable Local and Long Distance Service (CALLS) plan, effective July 1, 2000. For more information on federal access rates, see "Other Matters - FCC Regulation and Interstate Rates."


LONG DISTANCE SERVICES

      2000 - 1999                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                        $(955)        (30.0)%
--------------------------------------------------------------------------------

     Long distance revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call.

     The decline in long distance revenues in the first nine months of 2000 was principally caused by the competitive effects of presubscription, which enables customers to make intraLATA toll calls using a competing carrier without having to dial an access code.

                          Verizon Washington, DC Inc.

OTHER SERVICES

      2000 - 1999                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                        $(390)         (.3)%
--------------------------------------------------------------------------------

     Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, collocation for competitive local exchange carriers, usage of separately priced (unbundled) components of our network by competitive local exchange carriers, public (coin) telephone, customer premises equipment (CPE), and sales of materials and supplies to affiliates. Other services revenues also include fees paid by customers for nonpublication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

     Other services revenues decreased in the first nine months of 2000 primarily due to a reduction in CPE services provided to government customers. This decrease was substantially offset by an increase in facilities rental revenue from affiliates and higher payments received from competitive local exchange carriers for interconnection of their networks with our network.



OPERATING EXPENSES
------------------
(Dollars in Thousands)

OPERATIONS AND SUPPORT

      2000 - 1999                                             Increase
--------------------------------------------------------------------------------
      Nine Months                                       $7,771           3.1%
--------------------------------------------------------------------------------

     Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

     The increase in operations and support expenses was primarily attributable to merger-related costs and other special items recorded in 2000. These charges consisted of $7,294,000 for merger-related costs and $6,755,000 for other special items. Operations and support expenses were further increased by additional costs associated with higher centralized service expenses allocated from Verizon Services and higher operating taxes other than income. Other items contributing to the increase in operations and support expenses, but to a lesser extent, were higher associate overtime pay and the effect of higher work force levels.

     These increases were partially offset by lower material costs, a decline in pension and benefit costs, and the effects of the work stoppage. The decline in pension and benefit costs was due to favorable pension plan investment returns and changes in actuarial assumptions. These factors were partially offset by changes in certain plan provisions, including a previously reported amendment to our management cash balance plan and a special lump sum pension payment to management and associate retirees.

Labor Agreements

     Associate employee wages, and pension and other benefits are determined under a contract with the union representing our associate employees. On
August 5, 2000, the collective bargaining agreement with the union representing our associate employees expired, and the union initiated a work stoppage.

     On August 23, 2000, Verizon Communications reached a tentative agreement with the Communications Workers of America (CWA) on a new 3-year contract covering our employees. The contract provides for annual wage increases of 4 percent, 3 percent and 5 percent, beginning in August 2000. Customer service representatives will receive an additional 4 percent wage increase effective immediately. Pension benefits for active employees will increase by 5 percent on July 1, 2001, 5 percent on July 1, 2002 and 4 percent on July 1, 2003. The contract resolves certain local issues, including overtime and work rules, raised by the CWA and also includes team-based incentive awards for meeting higher service, performance and other standards, increased funding for work and family programs, improvements to health and other benefits and certain provisions relating to access to work

                          Verizon Washington, DC Inc.

and employment security. In addition, prior to year-end, all union-represented employees will be granted options to purchase 100 shares of Verizon Communications' common stock.

     The labor agreement with the CWA has been ratified by the union membership.


DEPRECIATION AND AMORTIZATION

      2000 - 1999                                              Increase
--------------------------------------------------------------------------------
      Nine Months                                       $1,043            .8%
--------------------------------------------------------------------------------

     Depreciation and amortization expense increased in the first nine months of 2000 over the same period in 1999 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets. The growth in telephone plant was largely attributable to increased capital expenditures for software and hardware to support the expansion of our network. These factors were substantially offset by the effect of lower rates of depreciation and amortization.


OTHER INCOME, NET

      2000 - 1999                                              Increase
--------------------------------------------------------------------------------
      Nine Months                                       $1,014         159.2%
--------------------------------------------------------------------------------

     The change in other income, net, was primarily attributable to additional interest income associated with the settlement of a tax-related matter in the first nine months of 2000. Other items contributing to the change, but to a lesser extent, were an increase in the income recognized from our investment in SMS/800 under the equity method and nonperformance fees received from a vendor.


INTEREST EXPENSE

      2000 - 1999                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                        $(271)        (2.2)%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

     Interest expense decreased in the first nine months of 2000 over the same period in 1999 primarily as a result of higher capitalized interest costs resulting from higher levels of average telephone plant under construction. This increase was partially offset by the effect of higher levels of average short-term debt with an affiliate and higher interest rates associated with this debt.


EFFECTIVE INCOME TAX RATES

      Nine Months Ended September 30,
--------------------------------------------------------------------------------
      2000                                                      43.0%
--------------------------------------------------------------------------------
      1999                                                      41.0%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was higher in the first nine months of 2000 principally due to non-recurring deferred income tax expenses recorded in the first nine months of 2000.

                          Verizon Washington, DC Inc.

OTHER MATTERS
-------------

FCC Regulation and Interstate Rates

     On May 31, 2000, the FCC approved the industry proposal to restructure access charges (known as the "CALLS plan"). Under the terms of the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access transport prices reach $0.0055 per-minute. In addition, in conjunction with provisions that will allow carriers to deaverage their subscriber line charges by geographic zones, the plan establishes a new $650 million universal service fund to support interstate access rates. Of that amount, Verizon Communications expects approximately $320 million to be used to support interstate access services in its service territory. The price restructuring portions of the plan are mandatory for all large local exchange carriers, including Verizon Communications' telephone operating companies, such as us. The price level portions of the plan are mandatory only in the initial year of the plan. By September 14, 2000, carriers were to decide whether to participate in the remaining four years of the plan, or whether to submit cost studies as the basis of future price caps.

     Consistent with the new access plan, Verizon Communications filed tariff adjustments to take effect on July 1, 2000 (with modifications effective
August 11, 2000). As a result of these tariff adjustments, former GTE carriers in ten states, and former Bell Atlantic carriers in seven states reached the $0.0055 benchmark and by opting into the full five year CALLS plan, Verizon Communications would not be subject to further annual interstate switched access price reductions for the remaining life of the plan.

     As of September 14, 2000, Verizon Communications formally opted to participate in the full five-year term of the FCC-adopted industry plan to restructure access rates known as the CALLS plan. As a result of this decision, price caps on Verizon Communications' interstate access charges will be set according to the terms of the CALLS plan.

Recent Accounting Pronouncements

FASB Accounting Standard - Derivatives and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or other comprehensive income, depending on the designated use and effectiveness of the instruments.

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

     We are currently evaluating the provisions of SFAS No. 133 and SFAS
No. 138, which we will adopt on January 1, 2001. The impact of adoption will be affected by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

SEC Staff Accounting Bulletin - Revenue Recognition

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition and, in certain circumstances, requires the deferral of incremental costs. We will adopt SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. We are currently assessing the impact of adopting SAB No. 101.

                          Verizon Washington, DC Inc.

                          PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

            There were no proceedings reportable under this Item.


Item 6.     Exhibits and Reports on Form 8-K


            (a)  Exhibits:

                 Exhibit Number

                 27   Financial Data Schedule.


            (b) Current Reports on Form 8-K filed during the quarter ended September 30, 2000:

                 A Current Report on Form 8-K, dated August 23, 2000, was filed regarding a tentative agreement on a new three-year contract with the Communications Workers of America in the Mid-Atlantic region.

                 A Current Report on Form 8-K, dated September 7, 2000, was filed in connection with a change in our independent accountants.

                          Verizon Washington, DC Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    VERIZON WASHINGTON, DC INC.




Date:  November 14, 2000            By  /s/ Edwin F. Hall
                                       ----------------------------------
                                            Edwin F. Hall
                                            Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 8, 2000.

                                  EXHIBIT INDEX


                    Exhibit Number

                    27   Financial Data Schedule.