Form 10-Q
period 2001-03-31
VERIZON WASHINGTON DC INC
filed 2001-05-15
CIK 19719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              _____________________

                                    FORM 10-Q
                              _____________________


    (Mark one)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2001

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

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ----    ----

                           Verizon Washington, DC Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CONDENSED STATEMENTS OF INCOME


                                                                                            Three Months Ended March 31,
                                                                                     ------------------------------------------
(Dollars in Thousands) (Unaudited)                                                                2001                 2000
-------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
     (including $45,666 and $37,712 from affiliates)                                          $178,783             $174,008
                                                                                     ------------------------------------------
OPERATING EXPENSES
Operations and support (including $30,519 and $31,398 to affiliates)                            74,648               79,805
Depreciation and amortization                                                                   45,832               44,026
                                                                                     ------------------------------------------
                                                                                               120,480              123,831
                                                                                     ------------------------------------------

OPERATING INCOME                                                                                58,303               50,177

OTHER INCOME AND (EXPENSE), NET
  (including $(8,836) and $15 from affiliates)                                                 (8,678)                  933

INTEREST EXPENSE
   (including $3,557 and $1,115 to affiliate)                                                    5,649                3,535
                                                                                     ------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                        43,976               47,575

PROVISION FOR INCOME TAXES                                                                      21,876               19,652
                                                                                     ------------------------------------------

NET INCOME                                                                                    $ 22,100             $ 27,923
                                                                                     ==========================================

                  See Notes to Condensed Financial Statements.

                          Verizon Washington, DC Inc.

                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                     ------

(Dollars in Thousands) (Unaudited)                                                  March 31, 2001           December 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Short-term investments                                                                   $    5,572                $    8,358
Accounts receivable:
   Trade and other, net of allowances for uncollectibles of $11,556 and $11,361             182,574                   169,238
   Affiliates                                                                                33,977                    30,029
Material and supplies                                                                         2,204                     2,745
Prepaid expenses                                                                              6,551                     3,769
Deferred income taxes                                                                         4,491                     4,224
Other                                                                                        13,312                    13,347
                                                                                -----------------------------------------------
                                                                                            248,681                   231,710
                                                                                -----------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                             2,070,892                 2,042,627
Less accumulated depreciation                                                             1,103,235                 1,101,187
                                                                                -----------------------------------------------
                                                                                            967,657                   941,440
                                                                                -----------------------------------------------

PREPAID PENSION ASSET                                                                        14,068                     9,584
                                                                                -----------------------------------------------

OTHER ASSETS                                                                                 51,694                    64,563
                                                                                -----------------------------------------------

TOTAL ASSETS                                                                             $1,282,100                $1,247,297
                                                                                ===============================================

                  See Notes to Condensed Financial Statements.

                          Verizon Washington, DC Inc.

                            CONDENSED BALANCE SHEETS


                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------


(Dollars in Thousands) (Unaudited)                                                  March 31, 2001        December 31, 2000
-----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
    Note payable to affiliate                                                           $  250,036                $  214,767
Accounts payable and accrued liabilities:
    Affiliates                                                                              53,594                    60,596
    Other                                                                                  110,914                   127,521
Other liabilities                                                                           26,756                    24,509
                                                                                ---------------------------------------------
                                                                                           441,300                   427,393
                                                                                ---------------------------------------------

LONG-TERM DEBT                                                                             164,339                   164,334
                                                                                ---------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                88,039                    88,899
                                                                                ---------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                      100,672                    89,168
Unamortized investment tax credits                                                           2,794                     2,896
Other                                                                                       43,175                    38,926
                                                                                ---------------------------------------------
                                                                                           146,641                   130,990
                                                                                ---------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at stated value                                 191,968                   191,968
Capital surplus                                                                             28,549                    28,549
Reinvested earnings                                                                        221,264                   215,164
                                                                                ---------------------------------------------
                                                                                           441,781                   435,681
                                                                                ---------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                           $1,282,100                $1,247,297
                                                                                =============================================

                  See Notes to Condensed Financial Statements.

                          Verizon Washington, DC Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Three Months Ended March 31,
                                                                            --------------------------------------
(Dollars in Thousands) (Unaudited)                                                     2001               2000
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         $  54,071          $  68,602
                                                                            --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                  2,786              2,467
Capital expenditures                                                                (70,676)           (59,655)
Other, net                                                                             (833)            (7,394)
                                                                            --------------------------------------
Net cash used in investing activities                                               (68,723)           (64,582)
                                                                            --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in note payable to affiliate                                              35,269             21,333
Dividend paid                                                                       (16,000)           (27,100)
Net change in outstanding checks drawn
    on controlled disbursement accounts                                              (4,617)             1,044
                                                                            --------------------------------------
Net cash provided by/(used in) financing activities                                  14,652             (4,723)
                                                                            --------------------------------------

NET CHANGE IN CASH                                                                      ---               (703)

CASH, BEGINNING OF PERIOD                                                               ---                703
                                                                            --------------------------------------

CASH, END OF PERIOD                                                               $     ---          $     ---
                                                                            ======================================

                  See Notes to Condensed Financial Statements.

                          Verizon Washington, DC Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

      Verizon Washington, DC, Inc. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2000 Annual Report on Form 10-K.

      We have reclassified certain amounts from prior year's data to conform to the 2001 presentation.

2.    Revenue Recognition

      We recognize revenue when services are rendered based on usage of our local exchange network and facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

      We defer nonrecurring service activation revenues and costs and amortize them over the expected term of the customer relationship. The deferred costs are equal to the activation fee revenue and any excess cost is expensed immediately. The deferred costs represent incremental direct costs associated with certain nonrecurring fees, such as service activation and installation fees.

3.    Long-Lived Assets

      We assess the impairment of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows.

4.    Dividend

      On May 1, 2001, we declared and paid a dividend in the amount of $18,000,000 to Verizon Communications.

5.    Derivatives and Hedging Activities

      Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. We presently do not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 did not have an impact on our financial statements.

6.    Shareowner's Investment

                                                                                                                    Reinvested
(Dollars in Thousands)                                                   Common Stock      Capital Surplus            Earnings
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                 $191,968              $28,549            $215,164
Net income                                                                                                              22,100
Dividend declared to Verizon Communications                                                                            (16,000)
                                                                     -----------------------------------------------------------
Balance at March 31, 2001                                                    $191,968              $28,549            $221,264
                                                                     ===========================================================

      Net income and comprehensive income were the same for the three months ended March 31, 2001 and 2000.

                          Verizon Washington, DC Inc.

7.    Commitments and Contingencies

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


RESULTS OF OPERATIONS
---------------------

      We reported net income of $22,100,000 for the three month period ended March 31, 2001, compared to net income of $27,923,000 for the same period in 2000. Our results were affected by merger-related costs recorded in the first quarter of 2001, as described below.

Merger-related Costs

      In connection with the Bell Atlantic-GTE merger, which was completed in June 2000, we recorded pre-tax transition costs of $956,000 in the first quarter of 2001 (including $687,000 allocated from Verizon Services Corp.). These costs were recorded in Operations and Support Expense. Verizon Services Corp. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications) that provides various centralized services on behalf of Verizon Communications' subsidiaries.

      Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs were expensed as incurred.

OPERATING REVENUE STATISTICS
----------------------------

                                                                            2001             2000          % Change
---------------------------------------------------------------------------------------------------------------------
At March 31,
Access Lines in Service (in thousands)*
     Residence                                                                 310              310              ---%
     Business                                                                  706              682             3.5
     Public                                                                      9               10           (10.0)
                                                                    ----------------------------------
                                                                             1,025            1,002             2.3
                                                                    ==================================
Three Months Ended March 31,
Minutes of Use from Carriers and CLECs (in millions)                           797              799            (.3)
                                                                    ==================================

* 2000 reflects a restatement of access lines in service

OPERATING REVENUES
------------------
(Dollars in Thousands)

                                                                                     Three Months Ended March 31,
                                                                            -----------------------------------------
                                                                                         2001                 2000
---------------------------------------------------------------------------------------------------------------------
Local services                                                                       $ 90,299             $ 84,231
Network access services                                                                44,517               46,873
Long distance services                                                                    595                  818
Other services                                                                         43,372               42,086
                                                                             -----------------------------------------
Total                                                                                $178,783             $174,008
                                                                             =========================================

                          Verizon Washington, DC Inc.

LOCAL SERVICES

      2001 - 2000                                             Increase
--------------------------------------------------------------------------------
      First Quarter                                     $6,068           7.2%
--------------------------------------------------------------------------------

      Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from local exchange carriers, certain data transport revenues and wireless interconnection revenues.

      Local service revenues increased in the first quarter of 2001 primarily due to higher payments received from competitive local exchange carriers for the purchase of unbundled network elements and for interconnection of their networks with our network. Local service revenue growth in the first quarter of 2001 also reflects higher usage of our network facilities. This revenue growth was generated, in part, by an increase in access lines in service of 2.3% from March 31, 2000. Growth in local service revenues was partially offset by the effect of lower revenues from business and residence message volumes.


NETWORK ACCESS SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                    $(2,356)         (5.0)%
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

      Network access revenues declined in the first quarter of 2001 primarily due to lower end-user revenues and price reductions associated with a federal price cap filing and other regulatory decisions. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan will be in effect through June 2001. These revenue decreases were partially offset by higher customer demand for our special access services.


LONG DISTANCE SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                      $(223)        (27.3)%
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

      Long distance service revenues declined in the first quarter of 2001 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services.

                          Verizon Washington, DC Inc.

OTHER SERVICES

      2001 - 2000                                             Increase
--------------------------------------------------------------------------------
      First Quarter                                     $1,286           3.1%
--------------------------------------------------------------------------------

      Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (coin) telephone, customer premises equipment (CPE), and sales of materials and supplies to affiliates. Other service revenues also include fees paid by customers for nonpublication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

      Other service revenues increased in the first quarter of 2001 due to higher facilities rental revenues received from affiliates and higher revenues from our billing and collection services. These increases were partially offset by a reduction in revenues received from CPE services provided to government customers.


OPERATING EXPENSES
------------------
(Dollars in Thousands)

OPERATIONS AND SUPPORT

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                    $(5,157)         (6.5)%
--------------------------------------------------------------------------------

      Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services Corp., rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, reciprocal compensation, and other costs.

      The decrease in operations and support expenses was primarily attributable to lower material costs and lower operating taxes other than income. Operations and support expenses were further decreased by lower interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their network. These decreases were partially offset by higher centralized service expenses allocated from Verizon Services Corp. and other affiliates and the recognition in the first quarter of 2001 of transition costs related to the Bell Atlantic - GTE merger.

      We continue to incur expenditures related to reciprocal compensation arrangements with competitive local exchange carriers and other carriers to terminate calls on their network. In March 2000, the United States Court of Appeals for the District of Columbia Circuit reversed and remanded the FCC's February 1999 order that concluded that calls to the Internet through Internet service providers (ISP) do not terminate at the ISP but are single interstate calls. The FCC had concluded that calls to the Internet are not therefore subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act, but left it to state regulatory commissions to determine whether local interconnection agreements entered into with competing carriers required the payment of compensation on such calls.

      On April 27, 2001, the FCC released an order responding to the court's remand. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the FCC established federal rates that decline from $0.0015 to $0.0007 over a three year period. The FCC order also sets caps on the total minutes that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic.

DEPRECIATION AND AMORTIZATION

      2001 - 2000                                             Increase
--------------------------------------------------------------------------------
      First Quarter                                     $1,806           4.1%
--------------------------------------------------------------------------------

      Depreciation and amortization expense increased in the first quarter of 2001 principally due to growth in depreciable telephone plant as a result of increased capital expenditures for higher growth services and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation and amortization.


OTHER INCOME AND (EXPENSE), NET

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                    $(9,611)           ---%
--------------------------------------------------------------------------------

      The change in other income and (expense), net, was primarily attributable to equity losses recognized from our investment in Verizon Advanced Data Inc.
(VADI). VADI is a wholly owned subsidiary of Verizon Communications that provides new exchange access services. At March 31, 2001, our ownership interest in VADI was 5.5%.

                          Verizon Washington, DC Inc.

INTEREST EXPENSE

      2001 - 2000                                             Increase
--------------------------------------------------------------------------------
      First Quarter                                     $2,114          59.8%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense increased in the first quarter of 2001, over the same period in 2000, primarily as a result of higher levels of average short-term debt with an affiliate. This increase was partially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction.


EFFECTIVE INCOME TAX RATES

      Three Months Ended March 31,
--------------------------------------------------------------------------------
      2001                                                      49.7%
--------------------------------------------------------------------------------
      2000                                                      41.3%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was higher in the first quarter of 2001, principally due to equity losses associated with our investment in VADI, for which we do not recognize income tax benefits.

                          Verizon Washington, DC Inc.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There were no proceedings reportable under this Item.

Item 6. Exhibits and Reports on Form 8-K

        (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2001.

                          Verizon Washington, DC Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Verizon Washington, DC, Inc.


Date:  May 15, 2001                    By  /s/ Edwin F. Hall
                                         --------------------------
                                               Edwin F. Hall
                                               Controller



        UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 7, 2001.