Form 10-Q
period 2001-09-30
VERIZON WASHINGTON DC INC
filed 2001-11-14
CIK 19719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

                           Verizon Washington, DC Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CONDENSED STATEMENTS OF INCOME

                                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                                               --------------------------------------------------------------------
(Dollars in Thousands) (Unaudited)                                    2001             2000               2001             2000
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $35,725, $39,447, $124,603 and $117,027
   from affiliates)                                                $ 172,524        $ 172,788          $ 527,940        $ 520,522
                                                               --------------------------------------------------------------------
OPERATING EXPENSES
Operations and support (including $35,938, $40,123,$104,531
   and $116,179 to affiliates)                                        81,219           83,767            236,617          254,890
Depreciation and amortization                                         46,871           45,085            138,862          133,546
                                                               --------------------------------------------------------------------
                                                                     128,090          128,852            375,479          388,436
                                                               --------------------------------------------------------------------
OPERATING INCOME                                                      44,434           43,936            152,461          132,086

OTHER INCOME AND (EXPENSE), NET
   (including $(2,566), $46, $(12,154) and $250 from affiliates)      (2,441)             274            (12,077)           1,651

INTEREST EXPENSE
   (including $2,521, $2,182, $9,236 and $5,144 to affiliate)          4,809            4,439             15,460           12,030
                                                               --------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                              37,184           39,771            124,924          121,707

PROVISION FOR INCOME TAXES                                            16,480           16,421             56,867           52,291
                                                               --------------------------------------------------------------------
NET INCOME                                                         $  20,704        $  23,350          $  68,057        $  69,416
                                                               ====================================================================

                  See Notes to Condensed Financial Statements.

                           Verizon Washington, DC Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------


(Dollars in Thousands)                                                            September 30, 2001      December 31, 2000
------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
CURRENT ASSETS
Short-term investments                                                                    $       --             $    8,358
Accounts receivable:
   Trade and other, net of allowances for uncollectibles of $11,277 and $11,361              182,210                169,238
   Affiliates                                                                                 48,127                 30,029
Material and supplies                                                                         13,870                  2,745
Prepaid expenses                                                                               7,121                  3,769
Deferred income taxes                                                                          5,409                  4,224
Other                                                                                         13,447                 13,347
                                                                                     -----------------------------------------
                                                                                             270,184                231,710
                                                                                     -----------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                              2,124,736              2,042,627
Less accumulated depreciation                                                              1,173,378              1,101,187
                                                                                     -----------------------------------------
                                                                                             951,358                941,440
                                                                                     -----------------------------------------

PREPAID PENSION ASSET                                                                         36,305                  9,584
                                                                                     -----------------------------------------

OTHER ASSETS                                                                                  47,056                 64,563
                                                                                     -----------------------------------------

TOTAL ASSETS                                                                              $1,304,903             $1,247,297
                                                                                     =========================================

                  See Notes to Condensed Financial Statements.

                           Verizon Washington, DC Inc.

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------


(Dollars in Thousands)                                         September 30, 2001      December 31, 2000
----------------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
     Note payable to affiliate                                         $  255,019             $  214,767
Accounts payable and accrued liabilities:
     Affiliates                                                            63,901                 60,596
     Other                                                                101,396                127,521
Other liabilities                                                          30,057                 24,509
                                                                  ----------------------------------------
                                                                          450,373                427,393
                                                                  ----------------------------------------

LONG-TERM DEBT                                                            164,348                164,334
                                                                  ----------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                               89,404                 88,899
                                                                  ----------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                     112,978                 89,168
Unamortized investment tax credits                                          2,792                  2,896
Other                                                                      33,270                 38,926
                                                                  ----------------------------------------
                                                                          149,040                130,990
                                                                  ----------------------------------------
SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at stated value                191,968                191,968
Capital surplus                                                            28,549                 28,549
Reinvested earnings                                                       231,221                215,164
                                                                  ----------------------------------------
                                                                          451,738                435,681
                                                                  ----------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                          $1,304,903             $1,247,297
                                                                  ========================================

                  See Notes to Condensed Financial Statements.

                           Verizon Washington, DC Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended September 30,
                                                                  -------------------------------------
(Dollars in Thousands) (Unaudited)                                          2001                2000
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              $ 149,991           $ 166,463
                                                                  -------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                       8,358               7,400
Capital expenditures                                                    (145,783)           (172,490)
Other, net                                                                  (813)            (12,463)
                                                                  -------------------------------------
Net cash used in investing activities                                   (138,238)           (177,553)
                                                                  -------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in note payable to affiliate                                   40,252              67,849
Dividends paid                                                           (52,000)            (58,900)
Net change in outstanding checks drawn
     on controlled disbursement accounts                                      (5)              1,438
                                                                  -------------------------------------
Net cash (used in)/provided by financing activities                      (11,753)             10,387
                                                                  -------------------------------------

NET CHANGE IN CASH                                                            --                (703)

CASH, BEGINNING OF PERIOD                                                     --                 703
                                                                  -------------------------------------

CASH, END OF PERIOD                                                    $      --           $      --
                                                                  =====================================

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

4.   Dividend

     On November 1, 2001, we declared and paid a dividend in the amount of $23,000,000 to Verizon Communications.

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

6.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

                          Verizon Washington, DC Inc.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

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

     In addition, we recorded pre-tax merger-related transition costs of $3,861,000 in the first nine months of 2001 and $625,000 in the first nine months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs since the date of the merger totaled $5,552,000 million. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $49,000 pre-tax charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

8.   Shareowner's Investment

                                                                                                      Reinvested
(Dollars in Thousands)                                       Common Stock       Capital Surplus         Earnings
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                     $191,968              $28,549          $215,164
Net income                                                                                                68,057
Dividends declared to Verizon Communications                                                             (52,000)
                                                           --------------------------------------------------------
Balance at September 30, 2001                                    $191,968              $28,549          $231,221
                                                           ========================================================

     Net income and comprehensive income were the same for the nine months ended September 30, 2001 and 2000.

                           Verizon Washington, DC Inc.

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


RESULTS OF OPERATIONS
---------------------

     We reported net income of $68,057,000 for the nine month period ended September 30, 2001, compared to net income of $69,416,000 for the same period in 2000.

     The tragedies of the terrorist attacks on September 11, 2001 principally affected the Verizon Communications Inc. (Verizon Communications) operations either in, or adjacent to, the World Trade Center complex in New York City. The events of September 11th did not have a significant effect on our results of operations or financial condition.

     Our results for 2001 and 2000 were affected by special items. The special items in both periods include our allocated share of charges from affiliates that provide various centralized services on behalf of Verizon Communications' subsidiaries.

     The following table shows how special items are reflected in our condensed statements of income for each period:

                                                                         (Dollars in Thousands)
Nine Months Ended September 30                                         2001                  2000
----------------------------------------------------------------------------------------------------
Operations and Support Expenses
   Bell Atlantic-GTE merger direct incremental costs                 $   --               $ 3,273
   Bell Atlantic-GTE merger severance costs                              --                 3,347
   Bell Atlantic-GTE merger transition costs                          3,861                   625
   Bell Atlantic-GTE merger related costs                                --                    49
   Other charges and special items                                       --                 6,755
                                                                 -----------------------------------
Net impact on pre-tax income                                         $3,861               $14,049
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

     In addition, we recorded pre-tax merger-related transition costs of $3,861,000 in the first nine months of 2001 and $625,000 in the first nine months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $49,000 pre-tax charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

Other Charges and Special Items

     In the second quarter of 2000, we recorded other charges and special items totaling approximately $6,755,000. These charges included costs for the write-off of accounts receivable and other miscellaneous items.

     These and other items affecting the comparison of our results of operations for the nine month periods ended September 30, 2001 and 2000 are discussed in the following sections.

                           Verizon Washington, DC Inc.

OPERATING REVENUES
------------------
(Dollars in Thousands)

Nine Months Ended September 30,                        2001               2000
--------------------------------------------------------------------------------
Local services                                     $254,992           $254,795
Network access services                             151,512            143,243
Long distance services                                1,797              2,224
Other services                                      119,639            120,260
                                                --------------------------------
Total                                              $527,940           $520,522
                                                ================================


LOCAL SERVICES

     2001 - 2000                                              Increase
--------------------------------------------------------------------------------
     Nine Months                                          $197           .1%
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

     Local service revenues increased in the first nine months of 2001 primarily due to higher payments received from competitive local exchange carriers for the purchase of unbundled network elements.

     The increase in local service revenues was substantially offset by the effect of lower customer demand and usage of our basic wireline services, as reflected by a decline in our switched access lines in service from September 30, 2000. This decrease primarily reflects the impact of an economic slowdown and competition. In addition, the effect of technology substitution is increasing, as more customers are choosing wireless and Internet services in place of certain basic wireline and private line services. Lower revenue from our value-added services further offset the increase in local service revenues.


NETWORK ACCESS SERVICES

     2001 - 2000                                              Increase
--------------------------------------------------------------------------------
     Nine Months                                        $8,269          5.8%
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

     Network access revenue growth in the first nine months of 2001 was mainly attributable to higher customer demand for special access services, particularly for high-capacity, high-speed digital services.

     This increase was partially offset by price reductions associated with a federal price cap filing and other regulatory decisions. The District of Columbia Public Service Commission regulates us with respect to certain intrastate rates and services. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001. Effective July 3, 2001, we implemented further rate reductions in accordance with the plan. The impact of the slowing economy also affected network access revenues in 2001.

                           Verizon Washington, DC Inc.

LONG DISTANCE SERVICES

        2001 - 2000                                          (Decrease)
--------------------------------------------------------------------------------
        Nine Months                                     $(427)       (19.2)%
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

     Long distance service revenues declined in the first nine months of 2001 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services.


OTHER SERVICES

     2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
     Nine Months                                        $(621)         (.5)%
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

     Other service revenues decreased in the first nine months of 2001 primarily due to lower revenues received from CPE services provided to government customers and a decline in public telephone revenues, as more customers substituted wireless communications for pay phone services. These decreases were substantially offset by higher facilities rental revenues received from affiliates.



OPERATING EXPENSES
------------------
(Dollars in Thousands)


OPERATIONS AND SUPPORT

     2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
     Nine Months                                     $(18,273)        (7.2)%
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

     The decrease in operations and support expenses was primarily attributable to the effect of merger-related costs and other special items recorded in 2000 and 2001, as described in the Results of Operations section. Operations and support expenses were further reduced by business integration activities, effective cost control measures and reduced employee overtime pay. These decreases were partially offset by annual salary and wage increases for management and non-management employees.

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

                           Verizon Washington, DC Inc.

     On April 27, 2001, the FCC released an order responding to the court's remand. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the FCC established federal rates that decline from $0.0015 to $0.0007 per minute over a three year period. The FCC order also sets caps on the total minutes that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic.


DEPRECIATION AND AMORTIZATION

     2001 - 2000                                             Increase
--------------------------------------------------------------------------------
     Nine Months                                        $5,316          4.0%
--------------------------------------------------------------------------------

     Depreciation and amortization expense increased in the first nine months of 2001 principally due to growth in depreciable telephone plant and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation.


OTHER INCOME AND (EXPENSE), NET

     2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
     Nine Months                                             $(13,728)
--------------------------------------------------------------------------------

     The change in other income and (expense), net, was primarily attributable to equity losses recognized from our investment in Verizon Advanced Data Inc.
(VADI). VADI is a wholly owned subsidiary of Verizon Communications that provides new exchange access services. At September 30, 2001, our ownership interest in VADI was 5.48%.


INTEREST EXPENSE

     2001 - 2000                                             Increase
--------------------------------------------------------------------------------
     Nine Months                                        $3,430         28.5%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

     Interest expense increased in the first nine months of 2001, over the same period in 2000, primarily as a result of higher levels of average short-term debt with an affiliate. This increase was partially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction and the effect of lower rates of interest.


EFFECTIVE INCOME TAX RATES

     Nine Months Ended September 30,
--------------------------------------------------------------------------------
     2001                                                              45.5%
--------------------------------------------------------------------------------
     2000                                                              43.0%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was higher in the first nine months of 2001 principally due to equity losses associated with our investment in VADI, for which we do not recognize income tax benefits.

                           Verizon Washington, DC Inc.

OTHER MATTERS
-------------

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

                           Verizon Washington, DC Inc.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           There were no proceedings reportable under this Item.


Item 6.    Exhibits and Reports on Form 8-K


           (a)   Exhibits:

                 Exhibit
                 Number
                 ------

                   12      Computation of Ratio of Earnings to Fixed Charges.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 2001.

                           Verizon Washington, DC Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Verizon Washington, DC Inc.




Date:  November 13, 2001                    By  /s/ Edwin F. Hall
                                               ---------------------------------
                                                    Edwin F. Hall
                                                    Controller




     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 8, 2001.

                           Verizon Washington, DC Inc.

                                  EXHIBIT INDEX


Exhibit
Number         Description
------         -----------

  12           Computation of Ratio of Earnings to Fixed Charges.