Form 10-K405
period 2001-12-31
VERIZON WASHINGTON DC INC
filed 2002-03-25
CIK 19719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K

                           --------------------------


      (Mark one)
         [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

                         -------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                           Verizon Washington, DC Inc.

                                TABLE OF CONTENTS

Item No.                                                                                                       Page
--------                                                                                                       ----
                                     PART I
  1.     Business
         (Abbreviated pursuant to General Instruction I(2).)..............................................       1
  2.     Properties ......................................................................................       6
  3.     Legal Proceedings ...............................................................................       6
  4.     Submission of Matters to a Vote of Security Holders
         (Omitted pursuant to General Instruction I(2).) .................................................       6


                                     PART II

  5.     Market for Registrant's Common Equity and Related Stockholder Matters ...........................       7
  6.     Selected Financial Data
         (Omitted pursuant to General Instruction I(2).) .................................................       7
  7.     Management's Discussion and Analysis of Results of Operations
         (Abbreviated pursuant to General Instruction I(2).) .............................................       8
 7A.     Quantitative and Qualitative Disclosures About Market Risk ......................................      15
  8.     Financial Statements and Supplementary Data .....................................................      15
  9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............      15


                                    PART III

        (Omitted pursuant to General Instruction I(2).):
10.     Directors and Executive Officers of the Registrant ...............................................      16
11.     Executive Compensation ...........................................................................      16
12.     Security Ownership of Certain Beneficial Owners and Management ...................................      16
13.     Certain Relationships and Related Transactions ...................................................      16


                                     PART IV

14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K .................................      17

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 18, 2002.

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

      We currently provide two basic types of telecommunications services:

..    Exchange telecommunication service is the transmission of
     telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance).

..    Exchange access service links a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

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

      The Enterprise unit markets communications and information technology and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal, state and local governments. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management, and voice messaging), end-user networking (e.g., credit and debit card transactions and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance, 911 service, and intelligent vehicle highway systems) and other communications services such as distance learning, telemedicine, videoconferencing and interactive multimedia applications. The Enterprise unit also includes Verizon's Data Solutions Group which provides data transmission and network integration services (integrating multiple geographically disparate networks into one system) and Verizon's Strategic Markets unit which operates as a provider of network monitoring services and telecommunications equipment sales to medium and large businesses.

      The Retail unit markets communications and information services to residential customers and to small and medium-sized businesses within our territory, including our long distance services. Some of Verizon's long distance subsidiaries operate as a reseller of national and international long distance services and provide service in all 50 states to residential and business customers, including long distance services, calling cards, 800/888 services and operator services to its customers. This unit also provides operator and pay telephone services. The Retail unit includes Verizon Avenue, a subsidiary of Verizon that markets to customers located in multi-tenant buildings and Teleproducts, a subsidiary of Verizon that markets customer premises equipment to the end-user.

                           Verizon Washington, DC Inc.

      The Network unit markets (i) switched and special access to the telephone operations' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. This unit also includes various technical planning groups that provide strategic technology and network planning, new service creation, and emerging business management.

      The Advanced Services unit markets Verizon's ADSL (asymmetrical digital subscriber line) and Internet access services. Verizon's Global Networks unit is building a next generation long distance network using ATM (asynchronous transfer mode) technology.

      The National Operations unit markets Verizon's Communications and Construction services that supply installation and repair labor and manages Verizon's Supply unit that is responsible for the procurement and management of inventory and supplies for the telephone operations, as well as other subsidiaries. The Supply unit also sells material and logistic services to third parties.

Telecommunications Act of 1996

      The Telecommunications Act of 1996 (1996 Act) became effective on February 8, 1996, and replaced the MFJ, a consent decree that arose out of an antitrust action brought by the United States Department of Justice against AT&T. In general, the 1996 Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies, including ours, to engage in manufacturing and to provide long distance services under prescribed conditions.

In-Region Long Distance

      Under the 1996 Act, our ability to offer in-region long distance services (that is, services originating in the jurisdiction where we operate as a local exchange carrier) is largely dependent on satisfying specified requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements (UNEs), or by interconnecting their own networks to ours. We must also demonstrate to the Federal Communications Commission (FCC) that entry into the in-region long distance market would be in the public interest.

      Third-party testing of our operations support systems by the accounting and consulting firm of KPMG is in its final stages in the District of Columbia. In-region long distance would be offered by a separate non-regulated subsidiary of Verizon as required by law.

FCC Regulation and Interstate Rates

      We are subject to the jurisdiction of the FCC with respect to interstate services and related matters. In 2001, the FCC continued to implement reforms to the interstate access charge system and to implement the "universal service" and other requirements of the 1996 Act.

Access Charges and Universal Service

      On May 31, 2000, the FCC adopted a plan advanced by members of the industry (the Coalition for Affordable Local and Long Distance Service, or CALLS) as a comprehensive five-year plan for regulation of interstate access charges. The CALLS plan has three main components. First, it establishes a portable interstate access universal service support of $650 million for the industry. This explicit support replaces implicit support embedded in interstate access charges. Second, the plan simplifies the patchwork of common line charges into one subscriber line charge (SLC) and provides for de-averaging of the SLC by zones and class of customers in a manner that will not undermine comparable and affordable universal service. Third, the plan sets into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers are no longer required to make further annual price cap reductions to their switched access prices. The annual reductions leading to the target rate, as well as annual reductions for the subset of special access services that remain subject to price cap regulation was set at 6.5% per year.

      On September 10, 2001, the U.S. Court of Appeals for the Fifth Circuit ruled on an appeal of the FCC order adopting the plan. The court upheld the FCC on several challenges to the order, but remanded two aspects of the decision back to the FCC on the grounds that they lacked sufficient justification. The court remanded back to the FCC for further consideration its decision setting the annual reduction factor at 6.5% and the size of the new universal service fund at $650 million. The entire plan (including these elements) will continue in effect pending the FCC's further consideration of its justification of these components. As a result of tariff adjustments which became effective in July 2001, we reached the $0.0055 benchmark.

                           Verizon Washington, DC Inc.

      The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. In 2001, Verizon was authorized to remove special access and dedicated transport services from price caps in 35 of the 57 Metropolitan Statistical Areas (MSAs) in the former Bell Atlantic territory and in three additional MSAs in the former GTE territory. In addition, the FCC found that in 10 MSAs Verizon had met the stricter standards to remove special access connections to end-user customers from price caps. Verizon has an application pending that, if granted, would remove special access services from price cap regulation in 16 additional MSAs.

      In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon. This system has been supplemented by the new FCC access charge plan described above. On July 31, 2001, the U.S. Court of Appeals for the Tenth Circuit reversed and remanded to the FCC for further proceedings. The court concluded that the FCC had failed to adequately explain some aspects of its decision and had failed to address any need for a state universal service mechanism. The current universal service mechanism remains in place pending the outcome of any FCC review as a result of these appeals.

Unbundling of Network Elements (UNEs)

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

      In July 2000, the U.S. Court of Appeals for the Eighth Circuit found that some aspects of the FCC's requirements for pricing UNEs were inconsistent with the 1996 Act. In particular, it found that the FCC was wrong to require incumbent carriers to base these prices not on their real costs but on the imaginary costs of the most efficient equipment and the most efficient network configuration. This portion of the court's decision has been stayed pending review by the U.S. Supreme Court. In addition, the court upheld the FCC's decision that UNEs should be priced based on a forward-looking cost model rather than historical costs. The U.S. Supreme Court currently has this case under review.

      In December 2001, the FCC opened its triennial review of UNEs. This rulemaking reopens the question of what network elements must be made available on an unbundled basis under the 1996 Act and will revisit the unbundling decisions described above. In this rulemaking, the FCC also will address other pending issues relating to unbundled elements, including the question of whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services.

Compensation for Internet Traffic

      On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. Several competing carriers and state regulators appealed this order to the U.S. Court of Appeals for the D.C. Circuit. The court denied a motion to stay the FCC order, and the order went into effect. The appeal remains pending.

State Regulation of Rates and Services

      The District of Columbia Public Service Commission (DCPSC) regulates our intrastate rates and services and other matters.

      On February 28, 2002, the DCPSC approved a new price cap plan for local retail services provided by our company. Key provisions of the 2002 plan include:

                           Verizon Washington, DC Inc.


..   a two year term;
..   no earnings restrictions, service penalties or revenue sharing;
..   four service categories: basic residential, basic business, discretionary and competitive;
..   a cap on residential dial tone line rates for the term of the plan and a reduction in residential service connection charges;
..   annual pricing flexibility for all other basic residential services, with the increase in total revenues from these services limited to the annual inflation rate (as measured by the change in GDP-PI) and increases for any individual service in the category limited to 10%;
..   classification of all business services as competitive with complete pricing flexibility except for basic business dial tone lines, PBX trunks, local directory service and message units, which are subject to a 10% annual limit on any rate increase;
..   pricing flexibility on discretionary services, with a 15% annual limit on any rate increase;
..   flexibility to bundle or package existing services; and
..   assistance by our company to the District of Columbia government to set up
    "211" dialing for District of Columbia social services agencies, as well as additional social services infrastructure investments and one-time customer discounts.

Competition

      We face increasing competition in all areas of our business. The 1996 Act, regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth.

Local Exchange Services

      The ability to offer local exchange services has historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in our jurisdiction. The 1996 Act has significantly increased the level of competition in our local exchange markets.

      One of the purposes of the 1996 Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the 1996 Act requires most existing local exchange carriers (incumbent local exchange carriers, or ILECs), including our company, to permit potential competitors (competitive local exchange carriers, or CLECs) to:

.. purchase service from the ILEC for resale to CLEC customers;
.. purchase UNEs from the ILEC; and/or
.. interconnect the CLEC's network with the ILEC's network.

As a result, competition in our local exchange markets continues to increase. We are generally required to sell our services to CLECs at discounts from the prices we charge our retail customers.

Long Distance Services

      We offer intraLATA long distance services. IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. All such toll calls originating within the District of Columbia are inherently interstate (terminating in Maryland and Virginia). Federal regulators have jurisdiction over interstate toll services. The FCC also permits other carriers to offer intraLATA toll services originating or terminating within our service territory.

Alternative Access Services

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

                           Verizon Washington, DC Inc.

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

Wireless Services

      Wireless services also constitute a significant source of competition, especially as wireless carriers (including Verizon Wireless) expand and improve their network coverage and continue to lower their prices to end-users. As a result, more end-users are substituting wireless services for basic wireline service. Wireless telephone services can also be used for data transmission.

Public Telephone Services

      The growth of wireless communications has significantly decreased usage of public telephones, as more customers are substituting wireless services for public telephone services. In addition, we face competition from other providers of public telephone services.

Operator Services

      Our operator services product line faces competition from alternative operator services providers and Internet service providers.

                                    EMPLOYEES

      As of December 31, 2001, we had approximately 1,470 employees.

                           Verizon Washington, DC Inc.

Item 2.  Properties

                                     GENERAL

      Our principal properties do not lend themselves to simple description by character and location. Our investment in plant, property and equipment consisted of the following at December 31:

                                                          2001            2000
--------------------------------------------------------------------------------
Central office equipment                                   47%             44%
Outside communications plant                               17              17
Land and buildings                                         12              12
Furniture, vehicles and other work equipment               22              24
Other                                                       2               3
                                                --------------------------------
                                                          100%            100%
                                                ================================


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

      Our customers are served by electronic switching systems that provide a wide variety of services. Our network has full digital capability to furnish advanced data transmission and information management services.

                              CAPITAL EXPENDITURES

      We have been making and expect to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $220 million in 2001, $275 million in 2000 and $205 million in 1999. Capital expenditures exclude additions under capital lease. Our total investment in plant, property and equipment was approximately $2.2 billion at December 31, 2001, $2.0 billion at December 31, 2000, and $1.9 billion at December 31, 1999, including the effect of retirements, but before deducting accumulated depreciation.

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

OVERVIEW
--------

Description of Business

      Verizon Washington, DC Inc. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). We presently serve a territory consisting of a single Local Access and Transport Area (LATA) in Washington, D.C. We have one reportable segment which provides domestic wireline telecommunications services. We currently provide two basic types of telecommunications services:

..     Exchange telecommunication service is the transmission of
      telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance).

..     Exchange access service links a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

      The communications services we provide are subject to regulation by the District of Columbia Public Service Commission (DCPSC) with respect to intrastate rates and services and other matters. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access rates. For a further discussion of the Company and our regulatory plan, see Item 1 - "Description of Business."

Critical Accounting Policies

      Significant accounting policies are highlighted in the applicable sections of this discussion and analysis of results of operations. See sections on "Transactions with Affiliates," "Employee Severance and Pension Enhancement Costs," "Operating Revenues," and "Depreciation and Amortization." In addition, all of our significant accounting policies are described in Note 1 to the financial statements.

Transactions with Affiliates

     Our financial statements include transactions with Verizon Services Corp., Verizon Services Group and Verizon Corporate Services Group Inc. (collectively known as Verizon Services), Verizon Data Services Inc., GTE Communication Systems Corporation (GTE Communication Systems), Verizon Network Funding Corporation (VNFC), Verizon Communications and other affiliates.

      We have contractual arrangements with Verizon Services for the provision of various centralized services. Costs may be either directly assigned to one subsidiary or allocated to more than one subsidiary based on functional reviews of the work performed. We are also allocated a portion of Verizon Services employee benefit costs.

      We use the equity method of accounting for our investments in SMS/800 and Verizon Ventures III Inc. (Ventures III). SMS/800 is a venture jointly held by the Bell Operating Companies that administers the centralized national database system associated with toll free numbers. Ventures III is a wholly owned subsidiary of Verizon Communications that provides new exchange access services through a separate subsidiary. At December 31, 2001, our ownership interest in Ventures III was 5.83% (See Note 12).

      Verizon Data Services Inc. provides data processing services, software application development and maintenance, which generally benefit Verizon Communications' operating telephone subsidiaries, including us.

      GTE Communication Systems provides construction and maintenance equipment, supplies and electronic repair service to us.

      We have contractual arrangements with VNFC to provide short-term financing, investing and cash management services to us.

                           Verizon Washington, DC Inc.

      We also include miscellaneous items of income and expense resulting from transactions with other affiliates, including Verizon Advanced Data Inc. and Verizon Wireless. These transactions include the provision of local and network access services, billing and collection services, rental of facilities and equipment, and sales and purchases of material and supplies. We also earn fees from an affiliate for usage of our directory listings.

      See also Note 12 to the financial statements for additional information on affiliate transactions.

RESULTS OF OPERATIONS
---------------------

      We reported net income of $48,132,000 in 2001, compared to net income of $89,067,000 in 2000.

      Our results for 2001 and 2000 were affected by special items. The special items in both periods include our allocated share of charges from Verizon Services.

      What follows is a further explanation of the nature of these special items.

Employee Severance and Pension Enhancement Costs

      During the fourth quarter of 2001, we recorded a charge of $19,360,000 (additionally $3,223,000 was allocated from Verizon Services) primarily associated with employee severance and related pension enhancements. The charge included severance and related benefits of $8,760,000, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," for the voluntary and involuntary separation of employees. We also included a charge of $10,600,000 recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits," for related pension enhancements.

Completion of Merger

      On June 30, 2000, Bell Atlantic and GTE completed a merger under a definitive merger agreement dated as of July 27, 1998 and began doing business as Verizon Communications. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination.

      The following table summarizes the charges incurred for the Bell Atlantic-GTE Merger.

                                                          (Dollars in Thousands)
Years Ended December 31                                2001                2000
--------------------------------------------------------------------------------
Operations and Support Expenses
  Direct incremental costs                          $   ---             $ 3,273
  Severance costs                                       ---               3,347
  Transition costs                                    5,915               1,691
  Other costs                                           ---                  49
                                            ------------------------------------
Total costs                                         $ 5,915             $ 8,360
                                            ====================================

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

Employee Severance Costs

      Employee severance costs related to the Bell Atlantic-GTE merger of $3,347,000 (including $2,605,000 allocated from Verizon Services), as recorded under SFAS No. 112, represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans. The separations either have or are expected to occur as a result of consolidations and process enhancements within our company. Accrued postemployment benefit liabilities for those employees are included in our balance sheets as a component of Accounts Payable and Accrued Liabilities - Other. The remaining severance liability under this program as of December 31, 2001 is $539,000.

                           Verizon Washington, DC Inc.

Transition Costs

      In addition to the direct merger-related and severance costs discussed above, from the date of the Bell Atlantic-GTE merger, we incurred transition costs related to the Bell Atlantic-GTE merger. These costs were incurred to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also include costs for advertising and other costs to establish the Verizon brand. Transition costs related to the Bell Atlantic-GTE merger were $5,915,000 in 2001 and $1,691,000 in 2000 (including $5,382,000 in 2001 and $1,682,000 in 2000 allocated from Verizon Services).

Other Costs

      During the second quarter of 2000, we also recorded a $49,000 charge to operations and support expenses for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

Other Charges and Special Items

      In the second quarter of 2000, we recorded charges totaling $6,755,000 to operations and support expenses. These charges include costs for the write-off of accounts receivable and other miscellaneous items.

      These and other items affecting the comparison of our results of operations for the years ended December 31, 2001 and 2000 are discussed in the following sections.

OPERATING REVENUES
------------------
(Dollars in Thousands)

Years Ended December 31                                    2001            2000
---------------------------------------------------------------- ---------------
Local services                                         $336,815        $338,001
Network access services                                 199,948         198,056
Long distance services                                    2,545           2,833
Other services                                          154,324         161,180
                                                --------------------------------
Total                                                  $693,632        $700,070
                                                ================================

      We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

LOCAL SERVICES

                                                              (Decrease)
--------------------------------------------------------------------------------
      2001 - 2000                                      $(1,186)          (.4)%
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

      Local service revenues decreased in 2001 primarily due to the effect of lower customer demand and usage of our basic wireline services, as reflected by a decline in our switched access lines in service of 2.0% from December 31, 2000. This decrease primarily reflects the impact of an economic slowdown and competition. In addition, the effect of technology substitution is increasing, as more customers are choosing wireless and Internet services in place of some basic wireline services. Lower revenue from our value-added and wire maintenance services and the effect of an accrual in 2001 also contributed to the decrease in local service revenues.

      These decreases were substantially offset by higher payments received from competitive local exchange carriers for the purchase of UNEs.

                          Verizon Washington, DC Inc.

NETWORK ACCESS SERVICES

                                                               Increase
--------------------------------------------------------------------------------
      2001 - 2000                                       $1,892           1.0%
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

      Network access revenue growth in 2001 was mainly attributable to higher customer demand for special access services, particularly for high-capacity, high-speed digital services.

      This increase was substantially offset by price reductions associated with a federal price cap filing and other regulatory decisions. The DCPSC regulates us with respect to intrastate rates and services. The FCC regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001. Effective July 3, 2001, we implemented further rate reductions in accordance with the plan. In addition, network access revenues in 2000 included the effect of a reversal of an accrual from a prior period as the result of a favorable resolution of a regulatory matter. The impact of the slowing economy also affected network access revenues in 2001.

LONG DISTANCE SERVICES

                                                              (Decrease)
--------------------------------------------------------------------------------
      2001 - 2000                                        $(288)        (10.2)%
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

      Long distance service revenues declined in 2001 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services.

OTHER SERVICES

                                                              (Decrease)
--------------------------------------------------------------------------------
      2001 - 2000                                      $(6,856)         (4.3)%
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

      Other service revenues decreased in 2001 primarily due to lower revenues received from CPE services provided to government customers and lower facilities rental revenues received from affiliates.

                          Verizon Washington, DC Inc.

OPERATING EXPENSES
------------------
(Dollars in Thousands)


OPERATIONS AND SUPPORT

                                                               (Decrease)
--------------------------------------------------------------------------------
      2001 - 2000                                      $(8,613)         (2.5)%
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

      The decrease in operations and support expenses was primarily attributable to the effect of merger-related costs and other special items recorded in 2000, favorable pension plan income including gain amortization and effective cost control measures. These decreases were partially offset by higher employee costs. The increase in employee costs was largely due to additional severance and pension enhancement costs recorded in 2001.


      For additional information on merger-related costs and other special items and severance and pension enhancement costs, see Results of Operations.

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

      On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. Several competing carriers and state regulators appealed this order to the U.S. Court of Appeals for the D.C. Circuit. The court denied a motion to stay the FCC order, and the order went into effect. The appeal remains pending.

DEPRECIATION AND AMORTIZATION

                                                               Increase
--------------------------------------------------------------------------------
      2001 - 2000                                       $6,270           3.5%
--------------------------------------------------------------------------------

      Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

      Depreciation and amortization expense increased in 2001 principally due to growth in depreciable telephone plant and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation.

                           Verizon Washington, DC Inc.

OTHER RESULTS
-------------
(Dollars in Thousands)

OTHER INCOME AND (EXPENSE), NET

                                                              (Decrease)
--------------------------------------------------------------------------------
      2001 - 2000                                             $(38,882)
--------------------------------------------------------------------------------

      Other income and (expense), net includes equity income (losses), interest income and other nonoperating income and expense items.

      The change in other income and (expense), net, was primarily attributable to higher equity losses recognized from our investment in Ventures III.

INTEREST EXPENSE

                                                               Increase
--------------------------------------------------------------------------------
      2001 - 2000                                       $2,559          14.8%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

      Interest expense increased in 2001 primarily as a result of higher levels of average short-term debt with an affiliate. This increase was partially offset by the effect of lower rates of interest.

      See Note 5 to the financial statements for additional information about our debt.

EFFECTIVE INCOME TAX RATES

      For the Years Ended December 31
--------------------------------------------------------------------------------
      2001                                                      56.1%
--------------------------------------------------------------------------------
      2000                                                      42.6%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was higher in 2001 principally as a result of higher equity losses associated with our investment in Ventures III, for which we do not recognize income tax benefits.

      You can find a reconciliation of the statutory federal income tax rate to the effective income tax rate for each period in Note 10 to the financial statements.

OTHER MATTERS
-------------

In-Region Long Distance

      Under the Telecommunications Act of 1996, our ability to offer in-region long distance services (that is, services originating in the jurisdiction where we operate as a local exchange carrier) is largely dependent on satisfying specified requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements (UNEs), or by interconnecting their own networks to ours. We must also demonstrate to the FCC that entry into the in-region long distance market would be in the public interest.

      Third-party testing of our operations support systems by the accounting and consulting firm of KPMG is in its final stages in the District of Columbia. In-region long distance would be offered by a separate non-regulated subsidiary of Verizon Communications as required by law.

                           Verizon Washington, DC Inc.

Recent Accounting Pronouncements

      Business Combinations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which applies to business combinations occurring after June 30, 2001. SFAS No. 141 requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

      Goodwill and Other Intangible Assets

      In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No.
142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

      We are required to adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 will not have a material effect on our results of operations or financial position.

      Asset Retirement Obligations

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

      Impairment or Disposal of Long-Lived Assets

      In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

Contractual Obligations

      The following table provides a summary of our contractual obligations. Additional detail about these items is included in the notes to the financial statements.

                                                                         Payments Due by Period    (Dollars in Thousands)
                                     -------------------------------------------------------------------------------------
Contractual Obligation                      Total  Less than 1 year      1-3 years        4-5 years         After 5 years
--------------------------------------------------------------------------------------------------------------------------
Long-term debt                           $165,000             $ ---          $ ---          $25,000              $140,000
Operating leases                              113                44             69              ---                   ---
                                     -------------------------------------------------------------------------------------
Total contractual cash obligations       $165,113             $  44          $  69          $25,000              $140,000
                                     =====================================================================================

                           Verizon Washington, DC Inc.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to interest rate risk in the normal course of our business. The majority of our debt is fixed rate debt and we did not have any derivatives as of December 31, 2001 and 2000. Our short-term borrowings from an affiliate expose our earnings to changes in short-term interest rates since the interest rate charged on such borrowings is typically fixed for less than one month.

      The following table summarizes the fair values of our long-term debt as of December 31, 2001 and 2000. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming
100-basis-point upward and downward parallel shifts in the yield curve. The sensitivity analysis did not include the fair values of our short-term borrowings from an affiliate since they are not significantly affected by changes in market interest rates.

                                                              December 31
                                                   -----------------------------
(Dollars in Thousands)                                  2001             2000
--------------------------------------------------------------------------------
Fair value of long-term debt                          $168,232         $160,520
Fair value assuming a +100-basis-point shift           160,019          150,298
Fair value assuming a -100-basis-point shift           173,529          168,742

Item 8.    Financial Statements and Supplementary Data

           The information required by this Item is set forth on Pages F-1 through F-23.

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

           12          Computation of Ratio of Earnings to Fixed Charges.

           23a         Consent of Independent Auditors.

           23b         Consent of Independent Accountants.

     (b)   Reports on Form 8-K:

                       There were no Current Reports on Form 8-K filed during the quarter ended December 31, 2001.

                           Verizon Washington, DC Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Verizon Washington, DC Inc.

Date:  March 25, 2002                           By   /s/ Edwin F. Hall
                                                   -----------------------------
                                                         Edwin F. Hall
                                                         Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                   Title                               Date
---------                                   -----                               ----
/s/ Marie C. Johns                          President                           March 25, 2002
-----------------------------------         (Principal Executive Officer)
    Marie C. Johns                          and Director

/s/ William F. Heitmann                     Senior Vice President - Finance     March 25, 2002
-----------------------------------         (Principal Financial Officer)
    William F. Heitmann

/s/ Edwin F. Hall                           Controller                          March 25, 2002
-----------------------------------
    Edwin F. Hall

/s/ Sherry F. Bellamy                       Director                            March 25, 2002
-----------------------------------
    Sherry F. Bellamy

/s/ Phoebe B. Dixon                         Director                            March 25, 2002
-----------------------------------
    Phoebe B. Dixon

/s/ David A. Hill                           Director                            March 25, 2002
-----------------------------------
    David A. Hill

/s/ William Ferinde                         Director                            March 25, 2002
-----------------------------------
    William Ferinde

/s/ Mark J. Mathis                          Director                            March 25, 2002
-----------------------------------
    Mark J. Mathis

/s/ Harry A. Coleman                        Director                            March 25, 2002
-----------------------------------
    Harry A. Coleman

                           Verizon Washington, DC Inc.

       Index to Financial Statements and Financial Statement Schedule

                                                                                                          Page
                                                                                                          ----
       Report of Independent Auditors -- Ernst & Young LLP ......................................          F-2

       Report of Independent Accountants -- PricewaterhouseCoopers LLP ..........................          F-3

       Statements of Income
            For the years ended December 31, 2001, 2000 and 1999 ................................          F-4

       Balance Sheets -- December 31, 2001 and 2000 .............................................          F-5

       Statements of Changes in Shareowner's Investment
           For the years ended December 31, 2001, 2000 and 1999 .................................          F-7

       Statements of Cash Flows
            For the years ended December 31, 2001, 2000 and 1999 ................................          F-8

       Notes to Financial Statements ............................................................          F-9

       Schedule II -- Valuation and Qualifying Accounts
            For the years ended December 31, 2001, 2000 and 1999 ................................         F-23

Financial statement schedules other than those listed above have been omitted because such schedules are not required or applicable.

                           Verizon Washington, DC Inc.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareowner
Verizon Washington, DC Inc.

We have audited the accompanying balance sheets of Verizon Washington, DC Inc. (the Company) as of December 31, 2001 and 2000 and the related statements of income, changes in shareowner's investment, and cash flows for the years then ended. Our audits also included the financial statement schedule referenced in the index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verizon Washington, DC Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
January 31, 2002

                           Verizon Washington, DC Inc.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowner of Verizon Washington, DC Inc.

In our opinion, the 1999 financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Verizon Washington, DC Inc. for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 1999 financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the financial statements of Verizon Washington, DC Inc. for any period subsequent to December 31, 1999.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 14, 2000

                           Verizon Washington, DC Inc.

                              STATEMENTS OF INCOME
                         For the Years Ended December 31
                             (Dollars in Thousands)

                                                                               2001            2000           1999
-------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES (including $167,992, $156,418
   and $141,788 from affiliates)                                           $693,632        $700,070       $668,242
                                                                      ---------------------------------------------

OPERATING EXPENSES
   Operations and support (including $141,697, $155,504 and
        $147,590 to affiliates)                                             338,787         347,400        336,445
   Depreciation and amortization                                            187,102         180,832        175,466
                                                                      ---------------------------------------------
                                                                            525,889         528,232        511,911
                                                                      ---------------------------------------------

OPERATING INCOME                                                            167,743         171,838        156,331

OTHER INCOME AND (EXPENSE), NET (including $(38,313), $(933) and
   $134 from affiliates)                                                    (38,211)            671            744

INTEREST EXPENSE (including $10,843, $8,126 and
   $5,307 to affiliate)                                                      19,878          17,319         16,077
                                                                      ---------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                    109,654         155,190        140,998

PROVISION FOR INCOME TAXES                                                   61,522          66,123         57,958
                                                                      ---------------------------------------------

NET INCOME                                                                 $ 48,132        $ 89,067       $ 83,040
                                                                      =============================================

                       See Notes to Financial Statements.

                           Verizon Washington, DC Inc.

                                 BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS
                                     ------

                                                                                               December 31
                                                                                -----------------------------------
                                                                                          2001               2000
-------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Short-term investments                                                              $   13,500         $    8,358
Accounts receivable:
  Trade and other, net of allowances for uncollectibles of $11,601 and $11,361         202,823            169,238
  Affiliates                                                                            41,109             30,029
Material and supplies                                                                   10,328              2,745
Prepaid expenses                                                                         1,564              3,769
Deferred income taxes                                                                    4,697              4,224
Other                                                                                   12,428             13,347
                                                                                -----------------------------------
                                                                                       286,449            231,710
                                                                                -----------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                        2,171,441          2,042,627
Less accumulated depreciation                                                        1,208,739          1,101,187
                                                                                -----------------------------------
                                                                                       962,702            941,440
                                                                                -----------------------------------

PREPAID PENSION ASSET                                                                   34,607              9,584
                                                                                -----------------------------------

OTHER ASSETS                                                                            60,337             64,563
                                                                                -----------------------------------

TOTAL ASSETS                                                                        $1,344,095         $1,247,297
                                                                                ===================================

                       See Notes to Financial Statements.

                           Verizon Washington, DC Inc.

                                 BALANCE SHEETS
                             (Dollars in Thousands)

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

                                                                               December 31
                                                            -----------------------------------------
                                                                           2001                 2000
-----------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                          $ 266,151            $ 214,767
Accounts payable and accrued liabilities:
   Affiliates                                                            64,908               60,596
   Other                                                                131,746              127,521
Other current liabilities                                                27,423               24,509
                                                            -----------------------------------------
                                                                        490,228              427,393
                                                            -----------------------------------------

LONG-TERM DEBT                                                          164,353              164,334
                                                            -----------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                             90,149               88,899
                                                            -----------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                   106,042               89,168
Unamortized investment tax credits                                        2,758                2,896
Other                                                                    44,253               38,926
                                                            -----------------------------------------
                                                                        153,053              130,990
                                                            -----------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 13)

SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at stated value              191,968              191,968
Capital surplus                                                          66,039               28,549
Reinvested earnings                                                     188,305              215,164
                                                            -----------------------------------------
                                                                        446,312              435,681
                                                            -----------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                        $1,344,095           $1,247,297
                                                            =========================================

                       See Notes to Financial Statements.

                           Verizon Washington, DC Inc.

                STATEMENTS OF CHANGES IN SHAREOWNER'S INVESTMENT
                         For the Years Ended December 31
                             (Dollars in Thousands)

                                                                   2001               2000               1999
----------------------------------------------------------------------------------------------------------------
COMMON STOCK
   Balance at beginning of year                               $ 191,968          $ 191,968          $ 191,968
                                                        --------------------------------------------------------
   Balance at end of year                                       191,968            191,968            191,968
                                                        --------------------------------------------------------

CAPITAL SURPLUS
   Balance at beginning of year                                  28,549             28,549             28,549
   Capital contribution from Verizon Communications              37,490                ---                ---
                                                        --------------------------------------------------------
   Balance at end of year                                        66,039             28,549             28,549
                                                        --------------------------------------------------------

REINVESTED EARNINGS
   Balance at beginning of year                                 215,164            200,810            166,452
   Net income                                                    48,132             89,067             83,040
   Dividends paid to Verizon Communications                     (75,000)           (74,800)           (48,700)
   Other                                                              9                 87                 18
                                                        --------------------------------------------------------
   Balance at end of year                                       188,305            215,164            200,810
                                                        --------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE LOSS
   Balance at beginning of year                                     ---               (152)               (46)
   Minimum pension liability adjustment                             ---                152               (106)
                                                        --------------------------------------------------------
   Balance at end of year                                           ---                ---               (152)
                                                        --------------------------------------------------------

TOTAL SHAREOWNER'S INVESTMENT                                 $ 446,312          $ 435,681          $ 421,175
                                                        ========================================================

COMPREHENSIVE INCOME
   Net income                                                 $  48,132          $  89,067          $  83,040
   Minimum pension liability adjustment                             ---                152               (106)
                                                        --------------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                    $  48,132          $  89,219          $  82,934
                                                        ========================================================

                       See Notes to Financial Statements.

                          Verizon Washington, DC Inc.

                            STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31
                             (Dollars in Thousands)

                                                                        2001             2000             1999
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $  48,132        $  89,067        $  83,040
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                   187,102          180,832          175,466
     Employee retirement benefits                                    (21,410)         (22,019)         (10,771)
     Deferred income taxes, net                                       13,913           23,468           21,689
     Provision for uncollectible accounts                              7,489           11,222            3,777
     Equity loss/(income) from affiliates                             38,380              933             (126)
     Dividends received from equity affiliate                            110              155              126
     Changes in current assets and liabilities:
       Accounts receivable                                           (52,154)         (41,836)           6,495
       Material and supplies                                          (7,583)          (1,941)             327
       Other assets                                                    3,124          (12,656)          (2,871)
       Accounts payable and accrued liabilities                       10,000           (1,815)           2,807
       Other current liabilities                                       2,914           13,530           (3,572)
     Other items, net                                                 30,080          (20,377)           7,692
                                                               --------------------------------------------------
Net cash provided by operating activities                            260,097          218,563          284,079
                                                               --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                  (13,500)          (8,358)          (7,400)
Proceeds from sale of short-term investments                           8,358            7,400            6,690
Capital expenditures                                                (219,565)        (275,081)        (205,466)
Investment in unconsolidated business                                (37,490)             ---              ---
Other, net                                                            (8,521)          (7,100)          (6,684)
                                                               --------------------------------------------------
Net cash used in investing activities                               (270,718)        (283,139)        (212,860)
                                                               --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations                        ---              ---              (15)
Net change in note payable to affiliate                               51,384          134,388          (19,079)
Dividends paid                                                       (75,000)         (74,800)         (48,700)
Capital contribution from parent                                      37,490              ---              ---
Net change in outstanding checks drawn on controlled
   disbursement accounts                                              (3,253)           4,285           (2,722)
                                                               --------------------------------------------------
Net cash provided by/(used in) financing activities                   10,621           63,873          (70,516)
                                                               --------------------------------------------------

NET CHANGE IN CASH                                                       ---             (703)             703

CASH, BEGINNING OF YEAR                                                  ---              703              ---
                                                               --------------------------------------------------

CASH, END OF YEAR                                                  $     ---        $     ---        $     703
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

     We currently provide two basic types of telecommunications services:

..    Exchange telecommunication service is the transmission of
     telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance).

..    Exchange access service links a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

      The communications services we provide are subject to regulation by the District of Columbia Public Service Commission (DCPSC) with respect to intrastate rates and services and other matters. The Federal Communications Commission, (FCC) regulates that we charge long distance carriers and end-carriers subscribers for interstate access rates.

      Basis of Presentation

      We prepare our financial statements using generally accepted accounting principles which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Examples of significant estimates include the allowance for doubtful accounts and the recoverability of intangibles and other long-lived assets.

      We have a .53% ownership interest in SMS/800, a venture that is jointly owned by the Bell Operating Companies. SMS/800 administers the centralized national database system associated with toll free numbers. We use the equity method of accounting for our investment in SMS/800.

      Our investment in Verizon Ventures III Inc. (Ventures III), an affiliated company which provides new exchange access services through a separate subsidiary, is accounted for using the equity method of accounting. At December 31, 2001, our ownership interest in Ventures III was 5.83% (See Note 12).

      We have reclassified certain amounts from prior periods to conform with our current presentation.

      Revenue Recognition

      We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

      We adopted the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000, as required by the SEC. As a result of the adoption of SAB No. 101, we defer nonrecurring service activation revenues and costs and amortize them over the expected term of the customer relationship. The deferred costs are equal to the activation fee revenue and any excess cost is expensed immediately. The deferred costs represent direct costs associated with certain non-recurring fees, such as service activation and installation fees. Previously, these revenues and costs were recognized when the activation service was performed. This change in accounting did not have a material impact on our results of operations.

                           Verizon Washington, DC Inc.

      Our balance sheet includes deferred activation costs and deferred activation revenues as follows:

                                                               December 31
                                                       -----------------------------------
(Dollars in Thousands)                                          2001                2000
------------------------------------------------------------------------------------------
Deferred Activation Costs
   Current assets - other                                    $11,626             $12,387
   Other assets                                               19,573              22,021

Deferred Activation Revenues
  Current liabilities - other                                 11,626              12,387
  Deferred credits and other liabilities - other              19,573              22,021

      Maintenance and Repairs

      We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to Operations and Support Expenses as these costs are incurred.

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

      Long-Lived Assets

      We assess the impairment of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows. (See "Recent Accounting Pronouncements - Impairment or Disposal of Long-Lived Assets" below.)

      Plant and Depreciation

      We record plant, property, and equipment at cost. Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates. We used the following asset lives:

      Average Lives (in years)
      -------------------------------------------------------------------------
      Buildings                                                     30 - 35
      Central office equipment                                       5 - 10
      Outside communications plant                                  17 - 50
      Furniture, vehicles and other                                  3 - 15

      When we replace or retire depreciable telephone plant, we deduct the carrying amount of such plant from the respective accounts and charge it to accumulated depreciation.

      We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

                           Verizon Washington, DC Inc.

      Computer Software Costs

      We capitalize the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of internal-use software. Capitalized computer software costs are amortized using the straight-line method over a period of 3 to 7 years.

      Income Taxes

      Verizon Communications and its domestic subsidiaries, including us, file a consolidated federal income tax return.

      Current and deferred tax expense is determined by applying the provisions of SFAS No. 109, "Accounting for Income Taxes" to each subsidiary as if it were a separate taxpayer.

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

      Stock-Based Compensation

      We participate in stock-based employee compensation plans sponsored by Verizon Communications. Verizon Communications accounts for stock-based employee compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

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

      Derivative Instruments

      Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. We had no derivative instruments as of December 31, 2001 and 2000.

      Recent Accounting Pronouncements

      Business Combinations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which applies to business combinations occurring after June 30, 2001. SFAS No. 141 requires that the purchase method of

                           Verizon Washington, DC Inc.

accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

      Goodwill and Other Intangible Assets

      In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No.
142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

      We are required to adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 will not have a material effect on our results of operations or financial position.

      Asset Retirement Obligations

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

      Impairment or Disposal of Long-Lived Assets

      In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.


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

                           Verizon Washington, DC Inc.

       The following table summarizes the one-time charges incurred for each merger. Amounts for 2001 and 2000 pertain to the Bell Atlantic-GTE merger. Transition costs for 1999 pertain to the Bell Atlantic-NYNEX merger.

                                                         (Dollars in Thousands)
  Years Ended December 31,                   2001          2000           1999
--------------------------------------------------------------------------------
  Direct incremental costs                $   ---       $ 3,273        $   ---
  Employee severance costs                    ---         3,347            ---
  Transition costs                          5,915         1,691          3,017
                                   ---------------------------------------------
  Total Merger-Related Costs              $ 5,915       $ 8,311        $ 3,017
                                   =============================================

      The following table provides a reconciliation of the liabilities associated with Bell Atlantic-GTE merger-related costs, Bell Atlantic-NYNEX merger-related costs and other charges and special items described below:

                                                                                                            (Dollars in Thousands)
                                                          1999                                   2000                        2001
                         ---------------------------------------------------------------------------------------------------------
                                                 Asset         Charged to               Asset                       Asset
                         Beginning          Write-offs End of  Expense or          Write-offs  End of          Write-offs  End of
                           of Year Payments  and Other   Year     Revenue  Payments and Other    Year  Payments and Other    Year
----------------------------------------------------------------------------------------------------------------------------------
Merger-Related
Direct incremental costs    $  ---   $ ---      $ ---  $  ---      $3,273  $(3,273)  $   ---   $  ---    $  ---     $ ---  $  ---
Employee severance costs     3,068    (419)      (427)  2,222       3,347   (2,766)     (172)   2,631     (427)       482   2,686
Other Initiatives
Write-off of duplicate
  assets                       ---     ---        ---     ---          49      ---       ---      49        ---       (21)     28
Other charges and special
  items                      2,504     ---        ---   2,504         ---      ---    (2,504)     ---       ---       ---     ---
                         ---------------------------------------------------------------------------------------------------------
                            $5,572   $(419)     $(427) $4,726      $6,669  $(6,039)  $(2,676)  $2,680    $(427)     $ 461  $2,714
                         =========================================================================================================

Merger-Related Charges

Direct Incremental Costs

      Direct incremental costs related to the Bell Atlantic-GTE merger of $3,273,000 (including $3,097,000 allocated from Verizon Services) include compensation, professional services and other costs. Compensation includes retention payments to employees that were contingent on the close of the merger. Professional services include investment banking, legal, accounting, consulting and other advisory fees incurred to obtain federal and state regulatory approvals and take other actions necessary to complete the merger. Other includes costs incurred to obtain shareholder approval of the merger, register securities and communicate with shareholders, employees and regulatory authorities regarding merger issues. All of the Bell Atlantic-GTE merger direct incremental costs had been paid as of December 31, 2001.

Employee Severance Costs

      Employee severance costs related to the Bell Atlantic-GTE merger of $3,347,000 (including $2,605,000 allocated from Verizon Services), as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans. The separations either have or are expected to occur as a result of consolidations and process enhancements within our company. Accrued postemployment benefit liabilities for those employees are included in our balance sheets as a component of Accounts Payable and Accrued Liabilities - Other. The remaining severance liability under this program as of December 31, 2001 is $539,000.

      In 1997, employee severance costs related to the Bell Atlantic-NYNEX merger were approximately $3,400,000 (including approximately $2,300,000 allocated from Verizon Services), as recorded under SFAS No. 112 and relate to the separation of management employees during 1999, 1998 and 1997. Accrued postemployment benefit liabilities were included in our balance sheets as a component of Employee Benefit Obligations at December 31, 1999. There was no remaining severance liability as of December 31, 2000.

Transition Costs

      In addition to the direct merger-related and severance costs discussed above, from the date of the Bell Atlantic-GTE merger, we incurred transition costs related to the Bell Atlantic-GTE merger. These costs were incurred to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also include costs for advertising and other costs to establish the Verizon brand. Transition costs related to the Bell Atlantic-GTE merger were $5,915,000 in 2001 (including $5,382,000 allocated from Verizon Services) and $1,691,000 in 2000 (including $1,682,000 allocated from Verizon Services).

      In connection with the Bell Atlantic-NYNEX merger, we incurred transition costs of a similar nature to the Bell Atlantic - GTE merger transition costs of $3,017,000 in 1999 (including $2,832,000 allocated from Verizon Services).

                           Verizon Washington, DC Inc.

Other Initiatives

      During the second quarter of 2000, we also recorded a $49,000 charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

      We recorded other charges and special items totaling approximately $17,900,000 (pre-tax) during 1997 in connection with consolidating operations and combining organizations, and for other special items arising during that year. These charges were comprised principally of the write-down of assets of $10,500,000, and regulatory contingencies and other post-merger initiatives of $7,400,000.

3.    PLANT, PROPERTY AND EQUIPMENT

      The following table displays the details of plant, property and equipment, which is stated at cost:

                                                         December 31
                                               ---------------------------------
(Dollars in Thousands)                                    2001             2000
--------------------------------------------------------------------------------
Land                                                 $  12,946        $  12,946
Buildings                                              242,386          228,100
Central office equipment                             1,021,775          908,659
Outside communications plant                           358,641          343,175
Furniture, vehicles and other work equipment           483,935          482,611
Other                                                   32,902           21,483
Construction-in-progress                                18,856           45,653
                                               ---------------------------------
                                                     2,171,441        2,042,627
Accumulated depreciation                            (1,208,739)      (1,101,187)
                                               ---------------------------------
Total                                                $ 962,702        $ 941,440
                                               =================================


4.    LEASES

      We lease certain facilities and equipment for use in our operations under both capital and operating leases. We did not incur any initial capital lease obligations in 2001, 2000 and 1999. At December 31, 2001 and 2000, we had no capital lease amounts included in plant, property and equipment.

      Total rent expense amounted to $24,233,000 in 2001, $9,548,000 in 2000 and $8,472,000 in 1999. Of these amounts, $23,439,000 in 2001, $8,589,000 in 2000 and $7,616,000 in 1999 were lease payments to affiliated companies.

      This table displays the aggregate minimum rental commitments under noncancelable operating leases for the periods shown at December 31, 2001:

(Dollars in Thousands)
Years
--------------------------------------------------------------------------------
2002                                                                    $ 44
2003                                                                      36
2004                                                                      33
2005                                                                     ---
2006                                                                     ---
Thereafter                                                               ---
                                                         -----------------------
Total minimum rental commitments                                        $113
                                                         =======================

                           Verizon Washington, DC Inc.

5.    DEBT

      Debt Maturing Within One Year

      Debt maturing within one year consists of the following at December 31:

(Dollars in Thousands)                                       2001           2000
--------------------------------------------------------------------------------
Note payable to affiliate (VNFC)                         $266,151      $214,767
                                                      --------------------------
Total debt maturing within one year                      $266,151      $214,767
                                                      ==========================

Weighted average interest rate for note payable
  outstanding at year-end                                     2.1%          6.6%
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

      Long-Term Debt

      Long-term debt consists principally of debentures that we have issued. Interest rates and maturities of the amounts outstanding are as follows at December 31:

                                                          Interest
Description                                                   Rate     Maturity          2001         2000
----------------------------------------------------------------------------------------------------------
                                                                                   (Dollars in Thousands)
Forty year debenture                                        5 5/8%         2006      $ 25,000     $ 25,000
Forty year debenture                                        7              2009        50,000       50,000
Thirty year debenture                                       7 3/4          2023        90,000       90,000
                                                                                  --------------------------
                                                                                      165,000      165,000
Unamortized discount and premium, net                                                    (647)        (666)
                                                                                  --------------------------
Total long-term debt, including current maturities                                    164,353      164,334
Less maturing within one year                                                             ---          ---
                                                                                  --------------------------
Total long-term debt                                                                 $164,353     $164,334
                                                                                  ==========================

      Our long-term debt outstanding at December 31, 2001 includes $75,000,000 that is callable. The call prices range from 100.0% to 100.45% of face value, depending upon the remaining term to maturity of the issue.

      Maturities of long-term debt outstanding at December 31, 2001, excluding unamortized discount and premium, are $25,000,000 in 2006 and $140,000,000 beginning in 2007 and thereafter.

6.    FINANCIAL INSTRUMENTS

      Derivatives

      We did not have any derivatives as of December 31, 2001 and 2000, consequently, SFAS No. 133 did not have an impact on our results of operations or financial position.

      Concentrations of Credit Risk

      Financial instruments that subject us to concentrations of credit risk consist primarily of short-term investments and trade receivables. Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers. We generated revenues from services provided to AT&T (primarily network access and billing and collection) of $30,404,000 in 2001, $30,322,000 in 2000 and $29,237,000 in
1999.

                           Verizon Washington, DC Inc.

      While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider this risk remote and do not expect the settlement of these transactions to have a material effect on our results of operations or financial position.

      Fair Values of Financial Instruments

      The table below provides additional information about our material financial instruments at December 31:

Financial Instrument                                   Valuation Method
---------------------------------------------------------------------------------------------------------------------------
Note payable to affiliate (VNFC) and short-term        Carrying amounts
 investments
Debt (excluding capital leases)                        Future cash flows discounted at current rates

                                                                       2001                             2000
                                                         ------------------------------------------------------------------
                                                                Carrying                         Carrying
                                                                  Amount       Fair Value          Amount       Fair Value
---------------------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in Thousands)
 Debt and note payable to affiliate                             $430,504         $434,383        $379,101         $375,287

7.    COMPREHENSIVE INCOME

      Comprehensive income consists of net income and other gains and losses affecting shareowner's investment that, under generally accepted accounting principles, are excluded from net income.

      The change in other comprehensive loss, net of income tax expense (benefit), is as follows:

                                                                                          Years ended December 31
                                                                                   ---------------------------------------
(Dollars in Thousands)                                                                    2001          2000         1999
--------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss):
  Minimum pension liability adjustment (net of income taxes of $0, $106 and $(74))      $ ---          $ 152      $ (106)
                                                                                   ---------------------------------------
                                                                                        $ ---          $ 152      $ (106)
                                                                                   =======================================

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

                                                                                          Years ended December 31
                                                                                 ----------------------------------------
(Dollars in Thousands)                                                                    2001          2000         1999
-------------------------------------------------------------------------------------------------------------------------
Net income:
  As reported                                                                          $48,132       $89,067      $83,040
  Pro forma                                                                             47,038        87,945       82,236

                           Verizon Washington, DC Inc.

       We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                 2001          2000         1999
--------------------------------------------------------------------------------
Dividend yield                                   2.7%          3.3%         3.4%
Expected volatility                             29.1%         27.5%        20.0%
Risk-free interest rate                          4.8%          6.2%         5.3%
Expected lives (in years)                          6             6            6

      The weighted-average value of options granted during 2001, 2000 and 1999 was $15.24, $13.09 and $11.58, respectively.

       The structure of Verizon Communications' stock incentive plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Verizon Communications' Annual Report on Form 10-K for the year ended December 31, 2001.

9.    EMPLOYEE BENEFITS

       We participate in Verizon Communications' benefit plans. Verizon Communications maintains noncontributory defined benefit pension plans for substantially all employees. The postretirement healthcare and life insurance plans for our retirees and their dependents are both contributory and noncontributory and include a limit on the company's share of cost for recent and future retirees. We also sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis.

       The structure of Verizon Communications' benefit plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Verizon Communications' Annual Report on Form 10-K for the year ended December 31, 2001.

Pension and Other Postretirement Benefits

       Pension and other postretirement benefits for the majority of our employees are subject to collective bargaining agreements. Modifications in benefits have been bargained from time to time, and Verizon Communications may also periodically amend the benefits in the management plans.

Benefit Cost

                                                                                                 Years ended December 31
                                                     ---------------------------------------------------------------------
                                                                  Pension                      Healthcare and Life
                                                     ---------------------------------------------------------------------
(Dollars in Thousands)                                     2001       2000        1999        2001        2000       1999
--------------------------------------------------------------------------------------------------------------------------
Net periodic benefit (income) cost                     $(35,262)  $(19,184)    $(9,225)     $3,252    $(2,947)   $(1,749)
                                                     ---------------------------------------------------------------------
Termination benefits                                     10,600        ---         ---         ---        ---        ---
                                                     ---------------------------------------------------------------------
Total (income) cost                                    $(24,662)  $(19,184)    $(9,225)     $3,252    $(2,947)   $(1,749)
                                                     =====================================================================

      In 2001, Verizon Communications announced an employee severance plan. As a result, we recorded special termination benefits of $10,600,000 for related pension enhancements in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits."

      Amounts recognized on the balance sheets consist of:

                                                                                                             December 31
                                                     ---------------------------------------------------------------------
                                                                  Pension                      Healthcare and Life
                                                     ---------------------------------------------------------------------
(Dollars in Thousands)                                           2001             2000              2001             2000
--------------------------------------------------------------------------------------------------------------------------
 Prepaid pension asset                                       $ 34,607          $ 9,584         $     --         $     --
 Employee benefit obligations                                  (1,909)          (1,871)         (81,819)         (80,380)

      The changes in benefit obligations from year to year were caused by a number of factors, including changes in actuarial assumptions (see Assumptions), plan amendments and changes in corporate allocations.

                           Verizon Washington, DC Inc.

Assumptions

      The actuarial assumptions used are based on market interest rates, past experience, and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:

                                                            ---------------------------------------------------------------------
                                                                         Pension                      Healthcare and Life
                                                            ---------------------------------------------------------------------
                                                                 2001       2000        1999        2001        2000       1999
---------------------------------------------------------------------------------------------------------------------------------
Discount rate at end of year                                    7.25%      7.75%       8.00%       7.25%       7.75%      8.00%
Long-term rate of return on plan assets for the year            9.25       9.25        9.00        9.25        9.25       9.00
Rate of future increases in compensation at end of year         5.00       5.00        4.00        4.00        4.00       4.20
Medical cost trend rate at end of year                                                            10.00        5.00       5.50
Ultimate (year 2005)                                                                               5.00        5.00       5.00

Savings Plans and Employee Stock Ownership Plans

      Substantially all of our employees are eligible to participate in savings plans maintained by Verizon Communications. Verizon Communications maintains two leveraged employee stock ownership plans (ESOPs) for its employees of the former Bell Atlantic Companies. Under these plans, a certain percentage of eligible employee contributions are matched with shares of Verizon Communications' common stock. Verizon Communications recognizes leveraged ESOP cost based on the modified shares allocated method for these leveraged ESOPs that held securities before December 15, 1989. We recognize our proportionate share of total ESOP cost based on our matching obligation attributable to our participating employees. We recorded total savings plan costs of $2,351,000 in 2001, $1,687,000 in 2000 and 1,116,000 in 1999.

Employee Severance Costs

      During the fourth quarter of 2001, we recorded a charge of $8,760,000 for severance and related benefits, in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits," for the voluntary and involuntary separation of employees.

10.   INCOME TAXES

      The components of income tax expense are presented in the following table:

                                                                                          Years ended December 31
                                                                                 -----------------------------------------
(Dollars in Thousands)                                                                    2001          2000         1999
--------------------------------------------------------------------------------------------------------------------------
Current:
    Federal                                                                            $36,685       $31,759      $27,522
    State and local                                                                     10,924        10,896        8,747
                                                                                   ---------------------------------------
                                                                                        47,609        42,655       36,269
                                                                                   ---------------------------------------
Deferred:
    Federal                                                                             10,515        18,936       17,023
    State and local                                                                      3,536         4,735        4,903
                                                                                   ---------------------------------------
                                                                                        14,051        23,671       21,926
                                                                                   ---------------------------------------
                                                                                        61,660        66,326       58,195
Investment tax credits                                                                    (138)         (203)        (237)
                                                                                   ---------------------------------------
Total income tax expense                                                               $61,522       $66,123      $57,958
                                                                                   =======================================

      The following table shows the primary reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

                                                                                          Years ended December 31
                                                                                   ---------------------------------------
                                                                                         2001          2000         1999
--------------------------------------------------------------------------------------------------------------------------
Statutory federal income tax rate                                                       35.0%         35.0%        35.0%
Investment tax credits                                                                   (.1)          (.1)         (.1)
State income taxes, net of federal tax benefits                                          8.6           6.6          6.3
Equity investments                                                                      12.3            .3            0
Other, net                                                                                .3            .8          (.1)
                                                                                   ---------------------------------------
Effective income tax rate                                                               56.1%         42.6%        41.1%
                                                                                   =======================================

                           Verizon Washington, DC Inc.

      Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax liabilities (assets) are shown in the following table:

                                                                                                      December 31
                                                                                              ----------------------------
(Dollars in Thousands)                                                                               2001          2000
--------------------------------------------------------------------------------------------------------------------------
Depreciation                                                                                      $ 149,800     $ 135,400
Employee benefits                                                                                   (29,500)      (36,700)
Allowance for uncollectible accounts                                                                 (4,100)       (2,800)
Investment tax credits                                                                               (1,100)       (1,200)
Other, net                                                                                          (13,800)       (9,800)
                                                                                              ----------------------------
Net Deferred Tax Liabilities                                                                      $ 101,300     $  84,900
                                                                                              ============================

11.   ADDITIONAL FINANCIAL INFORMATION

      The tables below provide additional financial information related to our financial statements:

                                                                                                     December 31
                                                                                             ----------------------------
(Dollars in Thousands)                                                                               2001          2000
-------------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS:
Accounts payable and accrued liabilities:
  Accounts payable - affiliates                                                                  $ 64,433      $ 59,421
  Accounts payable - other                                                                         83,953       103,281
  Accrued vacation pay                                                                              6,619         6,528
  Accrued taxes                                                                                    21,584         6,471
  Accrued expenses                                                                                 14,443         6,108
  Interest payable - other                                                                          5,147         5,133
  Interest payable - affiliate                                                                        475         1,175
                                                                                             -------------- -------------
                                                                                                 $196,654      $188,117
                                                                                             ============== =============

Other current liabilities:
  Advance billings and customer deposits                                                         $ 15,797      $ 12,122
  Other                                                                                            11,626        12,387
                                                                                             -------------- -------------
                                                                                                 $ 27,423      $ 24,509
                                                                                             ============== =============

                                                                                       Years ended December 31
                                                                              -------------------------------------------
(Dollars in Thousands)                                                                2001           2000          1999
-------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS:
Cash paid during the year for:
  Income taxes, net of amounts refunded                                             $29,482        $42,899       $41,981
  Interest, net of amounts capitalized                                               20,510         15,803        16,758

STATEMENTS OF INCOME:
Interest expense incurred, net of amounts capitalized                                19,878         17,319        16,077
Capitalized interest                                                                  2,999          2,811         1,302
Advertising expense                                                                   4,125          1,215         3,902

      Advertising expense includes $4,113,000 in 2001, $1,215,000 in 2000 and $3,899,000 in 1999 allocated to us by Verizon Services.

      At December 31, 2001 and 2000, $6,158,000 and $9,411,000 of bank overdrafts were classified as accounts payable.

                           Verizon Washington, DC Inc.

12.   TRANSACTIONS WITH AFFILIATES

      Our financial statements include transactions with Verizon Services, (including Verizon Services Corp., Verizon Services Group, Verizon Corporate Services Group Inc. as previously described), Verizon Data Services Inc., GTE Communication Systems Corporation (GTE Communication Systems), Verizon Network Funding Corporation (VNFC), Verizon Communications and other affiliates.

      Transactions with affiliates are summarized as follows:

                                                                                        Years ended December 31
                                                                               -------------------------------------------
(Dollars in Thousands)                                                                2001           2000          1999
--------------------------------------------------------------------------------------------------------------------------
Operating revenues:
   Interstate revenue sharing from affiliates                                       $  2,550       $  2,550      $  2,550
   Other revenue from affiliates                                                     165,442        153,868       139,238
                                                                               -------------- -------------- -------------
                                                                                     167,992        156,418       141,788
                                                                               -------------- -------------- -------------
Operating expenses:
   Verizon Services                                                                  127,734        133,556       120,373
   Verizon Data Services Inc.                                                            503            ---           ---
   GTE Communication Systems                                                              24            ---           ---
   Other                                                                              13,436         21,948        27,217
                                                                               -------------- -------------- -------------
                                                                                     141,697        155,504       147,590
                                                                               -------------- -------------- -------------

Other income/(expense):
   Equity income from SMS/800                                                             88            315           126
   Equity loss from Ventures III                                                     (38,468)        (1,248)          ---
   Interest income from VNFC                                                             ---            ---             8
   Interest income from Verizon Services                                                  67            ---           ---
                                                                               -------------- -------------- -------------
                                                                                     (38,313)          (933)          134
                                                                               -------------- -------------- -------------

Interest expense to VNFC                                                              10,843          8,126         5,307

Equity contributed to Ventures III                                                    37,490            ---           ---

Capital contribution from Verizon Communications
   in connection with asset reintegration                                             37,490            ---           ---

Dividends paid to Verizon Communications                                              75,000         74,800        48,700

Dividends received from SMS/800                                                          110            155           126

      Outstanding balances with affiliates are reported on the balance sheets at December 31, 2001 and 2000 as Accounts Receivable - Affiliates, Note Payable to Affiliate, and Accounts Payable and Accrued Liabilities - Affiliates.

      Verizon Services

      We have contractual arrangements with Verizon Services for the provision of various centralized services. These services are divided into two broad categories. The first category is comprised of network related services which generally benefit only Verizon Communications' operating telephone subsidiaries. These services include marketing, sales, legal, accounting, finance, data processing, materials management, procurement, labor relations, and staff support for various network operations. The second category is comprised of overhead and support services which generally benefit all subsidiaries of Verizon Communications. Such services include corporate governance, corporate finance, external affairs, legal, media relations, employee communications, corporate advertising, human resources, and treasury. Costs may be either directly assigned to one subsidiary or allocated to more than one subsidiary based on functional reviews of the work performed.

                           Verizon Washington, DC Inc.

      Verizon Data Services Inc.

      Verizon Data Services Inc. provides data processing services, software application development and maintenance, which generally benefit Verizon Communications' operating telephone subsidiaries, including us. We are charged for these affiliated transactions based on proportional cost allocation methodologies.

      GTE Communication Systems

      GTE Communication Systems provides construction and maintenance equipment, supplies and electronic repair services to us. We record these purchases and services at cost, including a return realized by GTE Communication Systems.

      Verizon Network Funding Corporation

      We recognize interest expense/income in connection with contractual arrangements with VNFC to provide short-term financing, investing and cash management services to us (see Note 5).

      Other Affiliates

      Other operating revenues and expenses include miscellaneous items of income and expense resulting from transactions with other affiliates, including Verizon Advanced Data Inc. and Verizon Wireless. These transactions include the provision of local and network access services, billing and collection services, rental of facilities and equipment, and sales and purchases of material and supplies. We also earn fees from an affiliate for usage of our directory listings.

      Investment in Verizon Ventures III

      In December, 2000, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the FCC's approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As result of the transfers, we have an ownership interest in Ventures III, which we account for under the equity method of accounting.

      In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our regulatory commission for approval of the transfer of these assets back to us. Ventures III transferred assets back to us during the first quarter of 2002. In consideration of the transfer of these assets, we have surrendered our common stock in Ventures III and remitted certain cash compensation.

      In connection with this reintegration, we received a capital contribution from our parent of $37,490,000 in December 2001. This equity was immediately contributed to Ventures III. No gain or loss was recognized as a result of the reintegration of the assets to us. We do not expect this reintegration to have a material effect on our results of operations or financial condition.

      We recorded equity losses associated with our investment in Ventures III of $38,468,000 in 2001 and $1,248,000 in 2000. Our investment in Ventures III was $12,995,000 at December 31, 2001 and $9,464,000 at December 31, 2000.
Ownership interest in Ventures III was 5.83% at December 31, 2001 and 5.50% at December 31, 2000.

      Investment in SMS/800

      In June 1999, Bell Atlantic Full Services Channel, Inc., an affiliate, sold its ownership interest in SMS/800 to us and the other operating telephone companies of Verizon Communications at its fair value in accordance with a FCC order. SMS/800 is a venture jointly held by the Bell Operating Companies that administers the centralized national database system associated with toll free numbers. We paid $21,575 to receive a .42% ownership interest in SMS/800. Our ownership percentage has increased to .53% as a result of the merger of SBC Communications, Inc. and Ameritech Corporation. In connection with our investment, we record equity income/(loss) and receive cash dividends.

                           Verizon Washington, DC Inc.

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

15.   SUBSEQUENT EVENTS

      On February 1, 2002, we declared and paid a dividend in the amount of $4,000,000 to Verizon Communications.

      On March 18, 2002, we redeemed the entire outstanding principal amount of the following series of debt:

      .  $50,000,000 of 7% debentures, due February 1, 2009.
      .  $25,000,000 of 5 5/8% debentures, due July 1, 2006.

      We expect these redemptions to result in an after-tax charge of approximately $331,000.

                           Verizon Washington, DC Inc.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in Thousands)


                                                                   Additions
                                                      ------------------------------------
                                         Balance at                      Charged to Other
                                       Beginning of        Charged to            Accounts        Deductions     Balance at End
Description                                  Period          Expenses             Note(a)          Note (b)          of Period
------------------------------------------------------------------------------------------------------------------------------
Allowance for Uncollectible
Accounts Receivable:

Year 2001                                   $11,361           $ 7,489             $7,959           $15,208            $11,601

Year 2000                                   $ 6,802           $11,227             $6,286           $12,954            $11,361

Year 1999                                   $ 7,688           $ 3,368             $6,709           $10,963            $ 6,802



Merger-Related Costs::

Year 2001                                   $ 2,680           $   ---             $  482           $   448            $ 2,714

Year 2000                                   $ 4,726           $ 6,669             $  ---           $ 8,715            $ 2,680

Year 1999                                   $ 5,572           $   ---             $  ---           $   846            $ 4,726

(a) (1) Allowance for Uncollectible Accounts Receivable includes amounts previously written off which were credited directly to this account when recovered, (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which we billed, and (3) accruals charged to employee benefit obligations for ongoing severance costs.

(b)      Amounts written off as uncollectible, utilized or paid.

                         Verizon Washington, DC Inc.

Form 10-K for 2001
File No. 1-7368
Page 1 of 1

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

                 12          Computation of Ratio of Earnings to Fixed Charges.

                 23a         Consent of Independent Auditors.

                 23b         Consent of Independent Accountants.