Form 10-Q
period 2002-03-31
VERIZON WASHINGTON DC INC
filed 2002-05-15
CIK 19719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


           (Mark one)
              [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended March 31, 2002

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

                          Verizon Washington, DC Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CONDENSED STATEMENTS OF INCOME

                                                                                    Three Months Ended March 31,
                                                                           ------------------------------------------
(Dollars in Thousands) (Unaudited)                                                      2002                 2001
---------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
  (including $41,457 and $45,666 from affiliates)                                   $176,475             $178,783
                                                                           ------------------------------------------
OPERATING EXPENSES
Operations and support (including $34,939 and $30,519 to affiliates)                  86,108               74,648
Depreciation and amortization                                                         48,749               45,832
                                                                           ------------------------------------------
                                                                                     134,857              120,480
                                                                           ------------------------------------------

OPERATING INCOME                                                                      41,618               58,303

OTHER INCOME AND (EXPENSE), NET
  (including $144 and $(8,836) from affiliates)                                         204               (8,678)

INTEREST EXPENSE
  (including $1,388 and $3,557 to affiliate)                                           4,000                5,649
                                                                           ------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
  EXTRAORDINARY ITEM                                                                  37,822               43,976

PROVISION FOR INCOME TAXES                                                            15,619               21,876
                                                                           ------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                                      22,203               22,100

EXTRAORDINARY ITEM
Early extinguishment of debt, net of tax                                               (132)                  ---
                                                                           ------------------------------------------

NET INCOME                                                                          $ 22,071             $ 22,100
                                                                           ==========================================

                  See Notes to Condensed Financial Statements.

                          Verizon Washington, DC Inc.

                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                     ------

(Dollars in Thousands)                                                        March 31, 2002         December 31, 2001
--------------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
CURRENT ASSETS
Short-term investments                                                            $    9,083                $   13,500
Accounts receivable:
 Trade and other, net of allowances for uncollectibles of $22,154 and $11,601        183,902                   202,823
 Affiliates                                                                           40,201                    41,109
Material and supplies                                                                  7,480                    10,328
Prepaid expenses                                                                       8,057                     1,564
Deferred income taxes                                                                  5,952                     4,697
Other                                                                                 12,393                    12,428
                                                                               ------------------------------------------
                                                                                     267,068                   286,449
                                                                               ------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                      2,187,602                 2,171,441
Less accumulated depreciation                                                      1,246,306                 1,208,739
                                                                               ------------------------------------------
                                                                                     941,296                   962,702
                                                                               ------------------------------------------

PREPAID PENSION ASSET                                                                 42,807                    34,607
                                                                               ------------------------------------------

OTHER ASSETS                                                                          54,599                    60,337
                                                                               ------------------------------------------

TOTAL ASSETS                                                                      $1,305,770                $1,344,095
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

                  See Notes to Condensed Financial Statements.

                          Verizon Washington, DC Inc.

                            CONDENSED BALANCE SHEETS


                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Thousands)                                                March 31, 2002         December 31, 2001
-----------------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
    Note payable to affiliate                                             $  313,910                $  266,151
Accounts payable and accrued liabilities:
    Affiliates                                                                54,199                    64,908
    Other                                                                    110,828                   131,746
Other liabilities                                                             26,287                    27,423
                                                                  -----------------------------------------------
                                                                             505,224                   490,228
                                                                  -----------------------------------------------

LONG-TERM DEBT                                                                89,444                   164,353
                                                                  -----------------------------------------------


EMPLOYEE BENEFIT OBLIGATIONS                                                  90,729                    90,149
                                                                  -----------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                        113,970                   106,042
Unamortized investment tax credits                                             2,726                     2,758
Other                                                                         39,294                    44,253
                                                                  -----------------------------------------------
                                                                             155,990                   153,053
                                                                  -----------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at stated value                   191,968                   191,968
Capital surplus                                                               66,039                    66,039
Reinvested earnings                                                          206,376                   188,305
                                                                  -----------------------------------------------
                                                                             464,383                   446,312
                                                                  -----------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                             $1,305,770                $1,344,095
                                                                  ===============================================

                  See Notes to Condensed Financial Statements.

                          Verizon Washington, DC Inc.


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended March 31,
                                                                  --------------------------------------
 (Dollars in Thousands) (Unaudited)                                          2002               2001
--------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               $  56,744          $  54,071
                                                                  --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                        4,417              2,786
Capital expenditures                                                      (31,351)           (70,676)
Other, net                                                                    ---               (833)
                                                                  --------------------------------------
Net cash used in investing activities                                     (26,934)           (68,723)
                                                                  --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Early extinguishment of debt                                              (75,000)               ---
Change in note payable to affiliate                                        47,759             35,269
Dividends paid                                                             (4,000)           (16,000)
Net change in outstanding checks drawn
    on controlled disbursement accounts                                     1,431             (4,617)
                                                                  --------------------------------------
Net cash provided by/(used in) financing activities                       (29,810)            14,652
                                                                  --------------------------------------

NET CHANGE IN CASH                                                            ---                ---

CASH, BEGINNING OF PERIOD                                                     ---                ---
                                                                  --------------------------------------

CASH, END OF PERIOD                                                     $     ---          $     ---
                                                                  ======================================

                  See Notes to Condensed Financial Statements.

                          Verizon Washington, DC Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    Basis of Presentation

      Verizon Washington, DC Inc. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2001 Annual Report on Form 10-K.

      We have reclassified certain amounts from prior year's data to conform to the 2002 presentation.

2.    Adoption of New Accounting Standards

      Goodwill and Other Intangible Assets

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 142 did not impact our results of operations or financial position because we had no goodwill or indefinite-lived intangible assets at December 31, 2001 and 2000.

      Our other intangible assets consist of non-network software as follows:

                                                       As of March 31, 2002          As of December 31, 2001
                                             ---------------------------------------------------------------
                                              Gross Carrying    Accumulated    Gross Carrying    Accumulated
(Dollars in Thousands)                                Amount   Amortization            Amount   Amortization
------------------------------------------------------------------------------------------------------------
Non-network software (3 to 7 years)                  $29,685         $8,902           $29,685         $7,660


      Intangible assets amortization expense was $1,242,000 for the quarter ended March 31, 2002. It is estimated to be $3,820,000 for the remainder of 2002, $4,790,000 in 2003, $4,090,000 in 2004, $3,490,000 in 2005 and
$1,960,000 in 2006, related to our non-network software.

      Impairment or Disposal of Long-Lived Assets

      Effective January 1, 2002, we adopted SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The adoption of SFAS No. 144 did not have a material effect on our results of operations or financial position.

3.    Recent Accounting Pronouncement

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

                          Verizon Washington, DC Inc.

4.    Dividend

      On May 1, 2002, we declared and paid a dividend from Reinvested Earnings in the amount of $23,000,000 to Verizon Communications.

5.    Debt

      During March 2002, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $132,000 (net of income tax benefits of $93,000). These debt extinguishments consisted of the following:

          .    $25,000,000 of 5 5/8% debentures due on July 1, 2006

          .    $50,000,000 of 7% debentures due on February 1, 2009

6.    Shareowner's Investment

                                                                                                  Reinvested
(Dollars in Thousands)                                Common Stock      Capital Surplus             Earnings
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                              $191,968              $66,039             $188,305
Net income                                                                                            22,071
Dividend declared to Verizon Communications                                                           (4,000)
                                                  ------------------------------------------------------------
Balance at March 31, 2002                                 $191,968              $66,039             $206,376
                                                  ============================================================

      Net income and comprehensive income were the same for the three months ended March 31, 2002 and 2001.

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

8.    Investment in Verizon Ventures III

      In December 2000, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the Federal Communications Commission's (FCC) approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As result of the transfers, we acquired an ownership interest in Ventures III, which we accounted for under the equity method of accounting.

      In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our regulatory commission for approval of the transfer of these assets back to us. On January 1, 2002, Ventures III transferred assets back to us with an aggregate net book value of $12,306,000. In consideration of the transfer of these assets, we have surrendered our common stock in Ventures III and remitted certain cash compensation.

      No gain or loss was recognized as a result of the reintegration of the assets to us. This reintegration did not have a material effect on our results of operations or financial condition.

9.    Employee Severance Costs

      In connection with the Bell Atlantic - GTE merger on June 30, 2000, we incurred charges associated with employee severance of $3,347,000. These costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans. During the fourth quarter of 2001, we recorded a special charge of $8,760,000, as recorded under SFAS No. 112, for the voluntary and involuntary separation of employees. The remaining severance liability under these programs as of March 31, 2002 is $6,634,000.

                          Verizon Washington, DC Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

      We reported net income of $22,071,000 for the three month period ended March 31, 2002, compared to net income of $22,100,000 for the same period in 2001.

Verizon Ventures III

      During 2000 and 2001, pursuant to one of the Federal Communications Commission's (FCC) requirements for the Bell Atlantic - GTE merger, we transferred our advanced data assets to Verizon Ventures III Inc. (Ventures III) in exchange for an ownership interest in Ventures III, which we accounted for under the equity method of accounting. In September 2001, the FCC issued an order eliminating this merger condition. On January 1, 2002, after required approvals were obtained from our regulatory commission, these assets were transferred back to us and we surrendered our ownership in Ventures III. (See
Note 8 to the Condensed Financial Statements.)

      This reintegration principally affected our comparison of Network access services revenues, Operations and support expenses, Other income and (expense), net, and the Provision for income taxes, as described below.


OPERATING REVENUES
------------------
(Dollars in Thousands)

                                                Three Months Ended March 31,
                                      ------------------------------------------
                                                    2002                 2001
--------------------------------------------------------------------------------
Local services                                  $ 77,843             $ 90,299
Network access services                           60,118               44,517
Long distance services                               533                  595
Other services                                    37,981               43,372
                                       -----------------------------------------
Total                                           $176,475             $178,783
                                       =========================================

      We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

LOCAL SERVICES

      2002 - 2001                                           (Decrease)
--------------------------------------------------------------------------------
      Three Months                                    $(12,456)        (13.8)%
--------------------------------------------------------------------------------

      Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers (CLECs), certain data transport revenues and wireless interconnection revenues.

                          Verizon Washington, DC Inc.

      Local service revenues decreased in the first three months of 2002 primarily due to the effect of lower customer demand and usage of some basic wireline services, as reflected by a decline in our switched access lines in service of 0.5% from March 31, 2001. This decrease primarily reflects the impact of the economic slowdown and competition. Technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines. Lower billings to CLECs for the purchase of UNEs and for interconnection of their network with our network also contributed to the decrease in local service revenues.


NETWORK ACCESS SERVICES

      2002 - 2001                                             Increase
--------------------------------------------------------------------------------
      Three Months                                     $15,601          35.0%
--------------------------------------------------------------------------------

      Network access service revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

      Network access service revenue growth in the first three months of 2002 was mainly attributable to higher customer demand for special access services, particularly for high-capacity, high-speed digital services and the impact of the reintegration of Ventures III. These increases were partially offset by the impact of the slowing economy.


LONG DISTANCE SERVICES

      2002 - 2001                                            (Decrease)
--------------------------------------------------------------------------------
      Three Months                                        $(62)        (10.4)%
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

      Long distance service revenues declined in the first three months of 2002 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services. Technology substitution and the slowing economy also affected long distance service revenue growth.


OTHER SERVICES

      2002 - 2001                                            (Decrease)
--------------------------------------------------------------------------------
      Three Months                                     $(5,391)        (12.4)%
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

      Other service revenues decreased in the first three months of 2002 primarily due to lower facilities rental revenues received from affiliates.

                          Verizon Washington, DC Inc.

OPERATING EXPENSES
------------------
(Dollars in Thousands)


OPERATIONS AND SUPPORT

      2002 - 2001                                             Increase
--------------------------------------------------------------------------------
      Three Months                                     $11,460          15.4%
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

      The increase in operations and support expenses was primarily attributable to an increase in the provision for uncollectible accounts receivable. Salary and wage increases for employees and the reintegration of Ventures III also contributed to the increase in operations and support expenses for the three months ended March 31, 2002. These increases were partially offset by lower overtime for repair and maintenance activity principally as a result of reduced volumes at our dispatch and call centers, as well as lower employee costs associated with declining workforce levels.


DEPRECIATION AND AMORTIZATION

      2002 - 2001                                             Increase
--------------------------------------------------------------------------------
      Three Months                                      $2,917           6.4%
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

      Depreciation and amortization expense increased in the first three months of 2002 principally due to growth in depreciable telephone plant and increased software amortization costs. This increase was partially offset by the effect of lower rates of depreciation.


OTHER RESULTS
-------------
(Dollars in Thousands)


OTHER INCOME AND (EXPENSE), NET

      2002 - 2001                                               Increase
--------------------------------------------------------------------------------
      Three Months                                      $8,882            102.4%
--------------------------------------------------------------------------------

      Other income and (expense), net includes equity income (losses), interest income and other nonoperating income and expense items.

      The increase in other income and (expense), net, was primarily attributable to the effect of equity losses recognized in 2001 from our investment in Ventures III.

                          Verizon Washington, DC Inc.

INTEREST EXPENSE

      2002 - 2001                                           (Decrease)
--------------------------------------------------------------------------------
      Three Months                                     $(1,649)        (29.2)%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

      Interest expense decreased in the first three months of 2002, over the same period in 2001, primarily as a result of lower interest rates on short-term debt with an affiliate. This decrease was partially offset by lower capitalized interest costs resulting from lower levels of average telephone plant under construction.


EFFECTIVE INCOME TAX RATES

      Three Months Ended March 31,
--------------------------------------------------------------------------------
      2002                                                      41.3%
--------------------------------------------------------------------------------
      2001                                                      49.7%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and extraordinary items. Our effective income tax rate was lower for the three months ended March 31, 2002, compared to the same period in 2001, primarily due to the effect of equity losses associated with our investment in Ventures III, which were recorded in 2001, for which we did not recognize income tax benefits.


EARLY EXTINGUISHMENT OF DEBT

      During March 2002, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $132,000 (net of income tax benefits of $93,000).

      See Note 5 to the Condensed Financial Statements.



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

Recent Accounting Pronouncement

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board issued SFAS
No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the

                          Verizon Washington, DC Inc.

period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

Compensation for Internet Traffic

      We continue to incur expenditures related to reciprocal compensation arrangements with competitive local exchange carriers and other carriers to terminate calls on their network.

      On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002 the U.S. Court of Appeals for the D.C. Circuit remanded the April 27, 2001 FCC order for further proceedings. It did not vacate the interim pricing rules established in that order and they remain in effect.

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


Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits:

                    Exhibit
                    Number
                    -------

                      12      Computation of Ratio of Earnings to Fixed Charges.

              (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2002.

                          Verizon Washington, DC Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Verizon Washington, DC Inc.




Date:  May 15, 2002                          By  /s/ Edwin F. Hall
                                                --------------------------------
                                                     Edwin F. Hall
                                                     Controller





        UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 8, 2002.