Form 10-Q
period 2002-06-30
VERIZON WASHINGTON DC INC
filed 2002-08-14
CIK 19719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

                          Verizon Washington, DC Inc.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CONDENSED STATEMENTS OF INCOME

                                                                      Three Months Ended June 30,   Six Months Ended June 30,
                                                                     ----------------------------------------------------------
  (Dollars in Thousands) (Unaudited)                                     2002           2001           2002           2001
  -----------------------------------------------------------------------------------------------------------------------------

OPERATING REVENUES
    (including $43,055, $43,212, $84,512 and $88,878 from              $176,837       $176,633       $353,312       $355,416
       affiliates)
                                                                     ----------------------------------------------------------

OPERATING EXPENSES
Operations and support (including $40,694, $38,074, $75,633 and
    $68,593 to affiliates)                                              113,980         80,750        200,088        155,398
Depreciation and amortization                                            49,182         46,159         97,931         91,991
                                                                     ----------------------------------------------------------
                                                                        163,162        126,909        298,019        247,389
                                                                     ----------------------------------------------------------

OPERATING INCOME                                                         13,675         49,724         52,293        108,027

OTHER INCOME AND (EXPENSE), NET
    (including $5, $(752), $149 and $(9,588) from affiliates)               253           (958)           457         (9,636)

INTEREST EXPENSE
    (including $1,491, $3,158, $2,879 and $6,715 to affiliate)            2,885          5,002          6,885         10,651

                                                                     ----------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
   EXTRAORDINARY ITEM                                                    11,043         43,764         48,865         87,740

PROVISION FOR INCOME TAXES                                                4,604         18,511         20,223         40,387
                                                                     ----------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                          6,439         25,253         28,642         47,353

EXTRAORDINARY ITEM
Early extinguishment of debt, net of tax                                     --             --           (132)            --
                                                                     ----------------------------------------------------------

NET INCOME                                                             $  6,439       $ 25,253       $ 28,510       $ 47,353
                                                                     ==========================================================


                  See Notes to Condensed Financial Statements.

                          Verizon Washington, DC Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------

  (Dollars in Thousands)                                                              June 30, 2002          December 31, 2001
  -----------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
CURRENT ASSETS

Short-term investments                                                                   $    4,667                $   13,500
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $49,819 and                    159,554                   202,823
      $11,601
    Affiliates                                                                               49,154                    41,109
Material and supplies                                                                         7,374                    10,328
Prepaid expenses                                                                             18,599                     1,564
Deferred income taxes                                                                        14,557                     4,697
Other                                                                                        12,404                    12,428
                                                                                -----------------------------------------------
                                                                                            266,309                   286,449
                                                                                -----------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                             2,193,788                 2,171,441
Less accumulated depreciation                                                             1,273,367                 1,208,739
                                                                                -----------------------------------------------
                                                                                            920,421                   962,702
                                                                                -----------------------------------------------

PREPAID PENSION ASSET                                                                        54,507                    34,607
                                                                                -----------------------------------------------

OTHER ASSETS                                                                                 47,016                    60,337
                                                                                -----------------------------------------------

TOTAL ASSETS                                                                             $1,288,253                $1,344,095
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


                  See Notes to Condensed Financial Statements.

                          Verizon Washington, DC Inc.

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

   (Dollars in Thousands)                                                              June 30, 2002         December 31, 2001
   ----------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
  CURRENT LIABILITIES
  Debt maturing within one year:
      Note payable to affiliate                                                           $  296,096                $  266,151
  Accounts payable and accrued liabilities:
      Affiliates                                                                              59,046                    64,908
      Other                                                                                  111,117                   131,746
  Other liabilities                                                                           26,215                    27,423
                                                                                  ---------------------------------------------
                                                                                             492,474                   490,228
                                                                                  ---------------------------------------------

  LONG-TERM DEBT                                                                              89,447                   164,353
                                                                                  ---------------------------------------------


  EMPLOYEE BENEFIT OBLIGATIONS                                                                91,042                    90,149
                                                                                  ---------------------------------------------

  DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes                                                                      122,894                   106,042
  Unamortized investment tax credits                                                           2,693                     2,758
  Other                                                                                       41,851                    44,253
                                                                                  ---------------------------------------------
                                                                                             167,438                   153,053
                                                                                  ---------------------------------------------

  SHAREOWNER'S INVESTMENT
  Common stock - one share, owned by parent, at stated value                                 191,968                   191,968
  Capital surplus                                                                             66,069                    66,039
  Reinvested earnings                                                                        189,815                   188,305
                                                                                  ---------------------------------------------
                                                                                             447,852                   446,312
                                                                                  ---------------------------------------------

  TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                           $1,288,253                $1,344,095
                                                                                  =============================================




                  See Notes to Condensed Financial Statements.

                          Verizon Washington, DC Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                 Six Months Ended June 30,
                                                                                         --------------------------------------
  (Dollars in Thousands) (Unaudited)                                                               2002               2001
  -----------------------------------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     $118,417          $  92,405
                                                                                         --------------------------------------

  CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in short-term investments                                                             8,833              5,572
  Capital expenditures                                                                           (51,820)          (114,721)
  Other, net                                                                                        (750)               275
                                                                                         --------------------------------------
  Net cash used in investing activities                                                          (43,737)          (108,874)
                                                                                         --------------------------------------

  CASH FLOWS FROM FINANCING ACTIVITIES
  Early extinguishment of debt                                                                   (75,000)                --
  Change in note payable to affiliate                                                             29,945             54,902
  Dividends paid                                                                                 (27,000)           (34,000)
  Net change in outstanding checks drawn on controlled disbursement accounts                      (2,625)            (4,433)
                                                                                         --------------------------------------
  Net cash (used in)/provided by financing activities                                            (74,680)            16,469
                                                                                         --------------------------------------

  NET CHANGE IN CASH                                                                                  --                 --

  CASH, BEGINNING OF PERIOD                                                                           --                 --
                                                                                         --------------------------------------

  CASH, END OF PERIOD                                                                           $     --          $      --
                                                                                         ======================================

                  See Notes to Condensed Financial Statements.
                                       4

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

      Our other intangible assets consist of non-network software as follows:

                                                                       As of June 30, 2002            As of December 31, 2001
                                                        ----------------------------------------------------------------------
                                                          Gross Carrying       Accumulated    Gross Carrying       Accumulated
(Dollars in Thousands)                                            Amount      Amortization            Amount      Amortization
------------------------------------------------------------------------- ----------------------------------------------------
Non-network software (3 to 7 years)                             $30,435           $10,157          $29,685           $7,660


      Intangible assets amortization expense was $1,255,000 for the three months ended June 30, 2002 and $2,497,000 for the six months ended June 30, 2002. It is estimated to be $2,523,000 for the remainder of 2002, $5,046,000 in 2003, $4,694,000 in 2004, $3,339,000 in 2005 and $2,508,000 in 2006, related to our non-network software.

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

                          Verizon Washington, DC Inc.

3.    Recent Accounting Pronouncements

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

4.    Dividend

      On August 1, 2002, we declared and paid a dividend from Reinvested Earnings in the amount of $20,000,000 to Verizon Communications.

5.    Debt

      During March 2002, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $132,000 (net of income tax benefits of $93,000). These debt extinguishments consisted of the following:

      .  $25,000,000 of 5 5/8% debentures due on July 1, 2006
      .  $50,000,000 of 7% debentures due on February 1, 2009

6.    Shareowner's Investment


                                                                                                 Reinvested
(Dollars in Thousands)                                Common Stock      Capital Surplus            Earnings
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                              $191,968              $66,039            $188,305
Net income                                                                                           28,510
Dividends declared to Verizon Communications                                                        (27,000)
Other                                                                                30
                                                  -----------------------------------------------------------
Balance at June 30, 2002                                  $191,968              $66,069            $189,815
                                                  ===========================================================

      Net income and comprehensive income were the same for the six months ended June 30, 2002 and 2001.

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

      Several regulatory matters may require us to refund to customers a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

      Regulatory conditions to the Bell Atlantic - GTE merger include commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

8.    Investment in Verizon Ventures III Inc.

      In December 2000, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the Federal Communications Commission's (FCC) approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As a result of the transfers, we acquired an ownership interest in Ventures III, which we accounted for under the equity method of accounting.

      In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our regulatory commission for approval of the transfer of these assets back to us. On January 1, 2002, after required approvals were obtained from our regulatory commission, Ventures III transferred assets back to us with an aggregate net book value of $12,306,000. In consideration of the transfer of these assets, we have surrendered our common stock in Ventures III and remitted cash compensation.

      No gain or loss was recognized as a result of the reintegration of the advanced data assets to us. This reintegration did not have a material effect on our results of operations or financial condition.

9.    Employee Severance and Other Items

      In connection with the Bell Atlantic - GTE merger on June 30, 2000, we incurred charges associated with employee severance of $3,347,000. These costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans. As of June 30, 2002, the severances in connection with the Bell Atlantic - GTE merger are complete.

     During the fourth quarter of 2001, we recorded a charge of $8,760,000 for the voluntary and involuntary separation of employees in accordance with SFAS No. 112. During the second quarter of 2002, we recorded a charge of $1,390,000 associated with employee severance and related pension enhancements. The charge included severance benefits of $1,090,000 as recorded under SFAS No. 112 and related pension enhancements of $300,000. As of June 30, 2002, a total of approximately 100 employees have been separated under the 2001 and 2002 severance programs. The remaining severance liability relating to these programs is $6,768,000, which includes future payments to employees separated as of June 30, 2002. We expect to complete the severance programs within a year of when the charge was recorded.

      Also, in the second quarter of 2002, we recorded a pension settlement gain of $3,800,000 as a result of pension plan distributions which surpassed the sum of service cost and interest cost during the year. Settlements of pension obligations and special termination benefits are recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits."

      In addition, during the second quarter of 2002, we recorded an impairment charge of $17,800,000 driven by our financial statement exposure of WorldCom Inc.

                           Verizon Washington, DC Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

      We reported net income of $28,510,000 for the six month period ended June 30, 2002, compared to net income of $47,353,000 for the same period in 2001. Our reported results for the first half of 2002 included the following special items:

Employee Severance and Other Items

      During the second quarter of 2002, we recorded a charge of $1,390,000 associated with employee severance and related pension enhancements. The charge included severance benefits of $1,090,000 as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," and related pension enhancements of $300,000.

      Also, in the second quarter of 2002, we recorded a pension settlement gain of $3,800,000 as a result of pension plan distributions which surpassed the sum of service cost and interest cost during the year. Settlements of pension obligations and special termination benefits are recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits."

      In addition, during the second quarter of 2002, we recorded an impairment charge of $17,800,000 driven by our financial statement exposure of WorldCom Inc.

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

OPERATING REVENUES
------------------
(Dollars in Thousands)

                                                      Six Months Ended June 30,
                                               ---------------------------------
                                                       2002             2001
--------------------------------------------------------------------------------
Local services                                      $153,710         $174,101
Network access services                              122,114           96,096
Long distance services                                 1,139            1,222
Other services                                        76,349           83,997
                                               ---------------------------------
Total                                               $353,312         $355,416
                                               =================================

      We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

                          Verizon Washington, DC Inc.

LOCAL SERVICES

      2002 - 2001                                            (Decrease)
--------------------------------------------------------------------------------
      Six Months                                      $(20,391)        (11.7)%
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

      Local service revenues decreased in the first six months of 2002 primarily due to the effect of lower demand and usage of some basic wireline services, as reflected by a decline in our switched access lines in service of 3.2% from June 30, 2001. This decrease primarily reflects the impact of the economic slowdown and competition. Technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines. Lower billings to CLECs for the purchase of UNEs and for interconnection of their network with our network, further contributed to the decrease in local service revenues in the first half of 2002.

NETWORK ACCESS SERVICES

      2002 - 2001                                              Increase
--------------------------------------------------------------------------------
      Six Months                                       $26,018          27.1%
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

      Network access service revenue growth in the first six months of 2002 was mainly attributable to higher customer demand for end-user and special access services, particularly for high-capacity, high-speed digital services, and by the reintegration of Ventures III. These increases were partially offset by the impact of the slowing economy, as reflected by a decline in minutes of use from carriers and CLECs.

LONG DISTANCE SERVICES

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Six Months                                          $(83)         (6.8)%
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

      Long distance service revenues declined in the first six months of 2002 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services. Technology substitution and the slowing economy also affected long distance service revenue growth.

                          Verizon Washington, DC Inc.

OTHER SERVICES

      2002 - 2001                                            (Decrease)
--------------------------------------------------------------------------------
      Six Months                                       $(7,648)        (9.1)%
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

         Other service revenues decreased in the first six months of 2002 primarily due to lower facilities rental revenues received from affiliates and a decrease in CPE sales.


OPERATING EXPENSES
------------------
(Dollars in Thousands)


OPERATIONS AND SUPPORT

      2002 - 2001                                             Increase
--------------------------------------------------------------------------------
      Six Months                                       $44,690          28.8%
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

         The increase in operations and support expenses was primarily attributable to an increase in the provision for uncollectible accounts receivable, as well as higher interconnection and related costs associated with reciprocal compensation arrangements. The reintegration of Ventures III, salary and wage increases for employees and employee severance and related pension enhancement costs recorded in the second quarter of 2002 also contributed to the increase in operations and support expenses. These increases were partially offset by effective cost control measures and the effect of pension settlement gains recorded in the second quarter of 2002 associated with lump-sum settlements of pension obligations for some former employees. Lower employee costs associated with declining workforce levels, as well as lower employee overtime pay further offset the increase in operations and support expenses for the six months ended June 30, 2002.


DEPRECIATION AND AMORTIZATION

      2002 - 2001                                             Increase
--------------------------------------------------------------------------------
      Six Months                                       $5,940           6.5%
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

         Depreciation and amortization expense increased in the first six months of 2002 primarily due to growth in depreciable telephone plant and, to a lesser extent, increased software amortization costs. These increases were partially offset by the effect of lower rates of depreciation.

                          Verizon Washington, DC Inc.

OTHER RESULTS
-------------
(Dollars in Thousands)

OTHER INCOME AND (EXPENSE), NET

      2002 - 2001                                            Increase
--------------------------------------------------------------------------------
      Six Months                                       $10,093          104.7%
--------------------------------------------------------------------------------

      Other income and (expense), net includes equity income (losses), interest income and other nonoperating income and expense items. As a result of the reintegration of Ventures III on January 1, 2002, we no longer recognize equity income (losses) from this investment.

      The increase in other income and (expense), net, was primarily attributable to the effect of equity losses recognized in 2001 from our investment in Ventures III.

INTEREST EXPENSE

      2002 - 2001                                           (Decrease)
--------------------------------------------------------------------------------
      Six Months                                       $(3,766)        (35.4)%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

      Interest expense decreased in the first six months of 2002, over the same period in 2001, primarily as a result of lower interest rates on short-term debt with an affiliate and the effect of lower levels of long-term debt. These decreases were partially offset by lower capitalized interest costs resulting from lower levels of average telephone plant under construction.

EFFECTIVE INCOME TAX RATES

      Six Months Ended June 30,
--------------------------------------------------------------------------------
      2002                                                      41.4%
--------------------------------------------------------------------------------
      2001                                                      46.0%
--------------------------------------------------------------------------------

       The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and extraordinary item. Our effective income tax rate was lower for the six months ended June 30, 2002, compared to the same period in 2001, primarily due to the effect of equity losses associated with our investment in Ventures III, which were recorded in 2001, for which we did not recognize income tax benefits.

EARLY EXTINGUISHMENT OF DEBT

      During March 2002, we recorded extraordinary charges associated with the early extinguishment of long-term debt, which reduced net income by $132,000 (net of income tax benefits of $93,000).

      See Note 5 to the Condensed Financial Statements.

                          Verizon Washington, DC Inc.

OTHER MATTERS
-------------

In-Region Long Distance

      Under the Telecommunications Act of 1996, our ability to offer in-region long distance services (that is, services originating in the jurisdiction where we operate as a local exchange carrier) is largely dependent on satisfying specified requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of UNEs, or by interconnecting their own networks to ours. We must also demonstrate to the FCC that entry into the in-region long distance market would be in the public interest.

      We have filed an application for support of our anticipated application with the FCC for permission to enter the in-region long distance market in the District of Columbia. In-region long distance would be offered by a separate non-regulated subsidiary of Verizon Communications Inc. as required by law.

Recent Accounting Pronouncements

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

Compensation for Internet Traffic

      We continue to incur expenditures related to reciprocal compensation arrangements with CLECs and other carriers to terminate calls on their network.

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

      Several parties, including Pac-West Telecomm and Focal Communications Corp. have requested rehearing, asking the court to vacate the underlying order. A decision on the rehearing petitions remains pending, and the FCC's underlying order remains in effect.

                          Verizon Washington, DC Inc.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There were no proceedings reportable under this Item.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit
               Number
               ------
                 3b       Amended Bylaws of Verizon Washington, DC Inc.
                 12       Computation of Ratio of Earnings to Fixed Charges.

          (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2002.

                          Verizon Washington, DC Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Verizon Washington, DC Inc.



Date:  August 14, 2002                By  /s/ Edwin F. Hall
                                      ----------------------------------
                                              Edwin F. Hall
                                              Controller

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 2002.

                                 EXHIBIT INDEX

               Exhibit
               Number
               -------
                    3b    Amended Bylaws of Verizon Washington, DC Inc.
                    12    Computation of Ratio of Earnings to Fixed Charges.